Form 10-Q
period 2008-03-31
Ausam Energy Corp
filed 2008-06-30
CIK 1309237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission file number:

333-146853

AUSAM ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Alberta, Canada	98-0552537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13103 FM 1960 West, Suite 210

Houston, TX 77065

(832) 678-2200

(Address, Including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at June 28, 2008: 30,368,335 shares

AUSAM ENERGY CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements of

AUSAM ENERGY CORPORATION

Consolidated Balance Sheets (unaudited)

(in US dollars)

	March 31, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$7,098,824	$9,397,522
Accounts receivable	976,533	484,225
Prepaid expenses and deposits	192,557	159,327

	8,267,914	10,041,074
Deferred financing costs	1,817,763	1,839,907
Oil and gas properties utilizing the full cost method of accounting:
Proved and depleteable oil and gas properties, net of depletion (note 3)	2,681,805	2,811,049
Unevaluated oil and gas properties, not subject to depletion, net of impairment (note 3)	44,004,380	43,256,628
Other property and equipment (note 3)	210,700	229,456

	$56,982,562	$58,178,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities
Legal and professional	629,298	829,851
Trade	1,421,070	1,336,476

	2,050,368	2,166,327
Due to joint venture partners, net (note 4)	81,290	34,871

	2,131,658	2,201,198

Asset retirement obligations (note 7)	155,686	180,726

Convertible debt (note 6)	18,052,289	17,216,340

Shareholders’ Equity
Preferred shares, no par value, unlimited; shares issued and outstanding: nil	—	—
Common shares (note 5a)	67,531,696	67,531,696
No par value, shares authorized: unlimited; shares issued and outstanding: 30,368,335 (December 31, 2007 - 30,368,335)
Share purchase warrants (note 5c)	11,118,660	11,118,660
Additional paid-in capital (note 5i)	9,528,055	9,257,863
Accumulated other comprehensive income	3,085,547	2,927,375
Accumulated deficit	(54,621,029)	(52,255,744)

	36,642,929	38,579,850

	$56,982,562	$58,178,114

See accompanying notes to these interim consolidated financial statements.

Consolidated Statements of Operations and Accumulated Deficit (unaudited)

(in US dollars)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Oil and gas revenue	$967,264	$—
Operating costs before depreciation, depletion and amortization	(96,452)	—
Depreciation, depletion and amortization	(461,342)	(4,799)
General and administration expenses (including non-cash compensation of $223,354 (2007 - $86,479)	(1,680,658)	(1,213,944)
Financing	—	(914,522)
Interest on convertible debentures	(586,449)	—
Accretion of convertible debentures	(249,500)	—
Amortization of financing costs	(22,144)
Interest and other income	64,956	94,044

Loss from continuing operations	(2,064,325)	(2,039,221)

Loss from discontinued operations (note 9)	(300,960)	(132,418)

Net loss	(2,365,285)	(2,171,639)
Redemption price of preferred shares in excess of cost	—	(226,645)
Dividend on preferred shares	—	(120,082)

Net loss applicable to common shareholders	(2,365,285)	(2,518,366)

Deficit, beginning of period
Deficit, beginning of period	(52,255,744)	(16,131,376)
Net loss	(2,365,285)	(2,171,639)
Redemption price of preferred shares in excess of cost	—	(226,645)
Dividend on preferred shares	—	(120,082)

Deficit, end of period	$(54,621,029)	$(18,649,742)

Net loss per share from continuing operations
Basic and diluted (note 10)	$(0.07)	$(0.09)
Net loss per common share
Basic and diluted (note 10)	$(0.08)	$(0.11)
Weighted average number of common shares outstanding
Basic	30,368,335	21,909,498
Diluted	30,368,335	21,909,498

Consolidated Statements of Comprehensive Loss (unaudited)

(in US dollars)

Three months ended March 31	2008	2007
Net Loss	$(2,365,285)	$(2,171,639)
Unrealized gains (loss) recorded on translation of assets and liabilities of self-sustaining operations	158,172	435,661

Comprehensive loss	$(2,207,113)	$(1,735,978)

See accompanying notes to these interim consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in US Dollars)

	Three months ended March 31, 2008	Three months ended March 31, 2007
	$	$
Cash provided by (used for):
Operating activities
Net loss from continuing operations	(2,064,325)	(2,039,221)
Add (deduct) non-cash items:
Depreciation, depletion and amortization	461,342	4,799
Stock based compensation	223,354	86,479
Accretion of convertible debt	249,500	—
Interest	586,449	—
Amortization of financing costs	22,144	—
Changes in non-cash operating working capital
Interest and accounts receivable	(461,770)	(32,335)
Prepaid expenses and deposits	(33,163)	(62,096)
Accounts payable and accrued liabilities	189,065	69,915

Cash flows used for continuing operating activities	(827,404)	(1,972,459)

Cash flows used for discontinued operations (note 10)	(226,344)	(1,711,829)

Financing activities
Proceeds from issue of common shares and warrants	—	16,701,122
Proceeds from issue of preferred shares and warrants	—	11,980,451
Share issue costs	—	(1,282,594)
Redemption of preferred shares	—	(1,980,000)

Cash flows provided by financing activities	—	25,418,979

Investing activities
Capital asset additions	(1,276,056)	(15,751,719)

Effect of currency translation on cash balances	31,106	721,982

Increase (decrease) in cash and cash equivalents	(2,298,698)	6,704,954
Cash and cash equivalents, beginning of period	9,397,522	2,865,157

Cash and cash equivalents, end of period	7,098,824	9,570,111

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	—	—

NON-CASH ITEMS
Common shares issued for oil and gas properties	—	28,357,672
Common shares issued for acquisition fee	—	263,036
Common shares issued for financing commitment fee	—

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	1,098,741	7,263,886
Term deposits	6,000,083	2,306,225

	7,098,824	9,570,111

See accompanying notes to these interim consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(in US dollars)

	Common Stock		Preferred shares		Share purchase warrants
	Shares	Amount $	Shares	Amount $	Number	Amount $	Additional paid-in capital $	Accumulated Deficit $	Accumulated Other Comprehensive Income $	Total Shareholders’ Equity $
Balance, December 31, 2006	10,939,553	25,923,002	—	—	875,000	272,592	4,358,771	(19,900,460)	734,619	11,388,524
Issue of common shares and common share warrants for cash pursuant to private placements at $2.70/unit	6,436,739	14,714,754			3,218,369	2,725,259				17,440,013
Issue of preferred shares and common share warrants for cash pursuant to private placements at $3.00/unit			3,993,333	10,358,185	1,996,667	1,622,266				11,980,451
Redemption price of preferred shares, in excess of cost								(1,868,204)		(1,868,204)
Dividend on preferred shares								(336,937)		(336,937)
Broker/agent warrants issued		(162,660)		(50,932)	694,482	694,589				480,997
Issue costs		(1,985,957)		(195,008)		(678,298)				(2,859,263)
Redemption of preferred shares			(3,993,333)	(10,112,245)						(10,112,245)
Acquisition fee	117,647	263,036								263,036
Acquisition of properties	12,683,429	28,357,672								28,357,672
Issue of common share warrants for cash pursuant to convertible debt offering					4,461,099	6,754,844				6,754,844
Issue of common shares for commitment fee relating to convertible debt offering	190,968	421,849								421,849
Beneficial conversion feature of convertible debt							2,589,567			2,589,567
Noram warrants expired					(875,000)	(272,592)	272,592			—
Stock based compensation							2,036,933			2,036,933
Cumulative translation adjustment									2,192,756	2,192,756
Net (loss)								(30,150,143)		(30,150,143)

Balance, December 31, 2007	30,368,335	67,531,696	—	—	10,370,617	11,118,660	9,257,863	(52,255,744)	2,927,375	38,579,850

Stock based compensation							270,192			270,192
Cumulative translation adjustment									158,172	158,172
Net (loss)								(2,365,285)		(2,365,285)

Balance, March 31, 2008	30,368,335	67,531,696	—	—	10,370,617	11,118,660	9,528,055	(54,621,029)	3,085,547	36,642,929

See accompanying notes to these interim consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Future Operations and Basis of Presentation

Ausam Energy Corporation (the “Company” or “Ausam”) is incorporated under the Business Corporations Act (Alberta). Its principal activities relate to oil and gas exploration and development in the United States and Australia.

A portion of the Company’s exploration, development and production activities are conducted jointly with others. These consolidated financial statements reflect only the Company’s proportionate working interest in such activities. Although Ausam has commenced production, the Company still incurs negative cash flows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity and convertible debt.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2.4 million, used $0.8 million of cash flow in its continuing operating activities for the three months ended March 31, 2008, and had an accumulated deficit of $54.6 million as at March 31, 2008. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations, including liquidated damages obligations, and meet its capital investment commitments.

To provide additional financing for the Company’s ongoing operations, the Company secured $25 million in financing on July 4, 2007, of which $10 million was used to redeem preferred shares. As at March 31, 2008, the Company has working capital of $6.1 million which is available for the Company’s future operations.

The Company is building a portfolio of oil and natural gas production, development and exploration opportunities using the funds raised from equity and convertible debt during 2007 and from future operating activities.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities and commitments in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2008.

2.	Significant Accounting Policies

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies used for the interim consolidated financial statements in accordance with US GAAP are the same as those used to prepare the annual financial statements, except as noted below.

a) Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008 the Company elected to implement SFAS 157 with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS 157 did not have a material impact on its financial position, results of operations or cash flows. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to the effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.

SFAS 157 (as amended), defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s convertible debt is measured using primarily Level II inputs. See Note 6 “Convertible debt”.

Recent U.S. Accounting Pronouncements

The following accounting pronouncements have been recently issued:

Statement 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51. This Statement requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; changes in a parent’s ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. This Statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adopting it at this time.

SFAS No. 141 (Revised 2007)—Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer of an acquisition achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for the Company for business combinations completed after December 31, 2008.

3.	Oil and gas properties utilizing the full cost method of accounting

The following table provides a summary of the proved and depleteable oil and gas properties and the unevaluated oil and gas properties, not subject to depletion:

	March 31, 2008		December 31, 2007
	$		$
Oil and Gas Properties:
Proved
United States
Cost	13,299,217	(1)	12,979,900
Less: Accumulated depreciation, depletion and amortization	(10,843,477)		(10,408,877)

	2,455,740		2,571,023

Australia
Cost	9,666,881	(3)	9,042,940
Less: Accumulated depreciation, depletion and amortization	(9,440,816)		(8,802,914)

	226,065		240,026

Total proved and depleteable properties	$2,681,805		$2,811,049

Unevaluated
United States
Acquisition cost	40,465,346		40,337,463
Exploration and leasehold carrying costs	1,450,130		1,025,885

Total United States	41,915,476	(2)	41,363,348

Australia
Acquisition cost	—		—
Exploration cost	11,197,149		10,588,280

	11,197,149		10,588,280
Less: Accumulated impairment	(9,108,245)		(8,695,000)

Total Australia	2,088,904	(4)	1,893,280

Total unevaluated properties	44,004,380		40,445,579

Total oil and gas properties - net	$46,686,185		$43,256,628

(1)	Consists of 2 prospects which are expected to be relinquished under a purchase agreement, and the acquisition and drilling cost of 3 wells, all of which were included in the depletion and amortization and ceiling test calculations in 2007.
(2)	Consists of 16 prospects. It is anticipated that there will be three wells drilled on three prospects during 2008 and, subject to drilling success, the acquisition cost of $12.8 million plus the additional cost to drill and complete the wells will be included in the depletion and amortization calculation upon their completion and be depleted on a unit of production basis thereafter. The remaining unproved properties acquisition cost in the amount of $29.1 million will be evaluated, sold or relinquished in 2008, 2009 and 2010. The drilling program is subject to change depending on the success of the program, the Company’s success in farming out part of its interest in the prospects and the Company’s ability to access funds through debt and equity to fund the program.

(3)	Consists of exploration and drilling expenditures on a producing property and exploration costs of certain other permits which were included in the depletion and ceiling test calculation in Australia. (See Note 9 – discontinued operations).
(4)	Consists of estimated recoverable exploration expenditures on certain permits in Australia. (See Note 9 – discontinued operations).

The Company excluded from the depletion calculation costs of $43.9 million (2007 – nil) relating to undeveloped properties. During the three months ended March 31, 2007 the Company had no production.

During the three months ended March 31, 2008, $208,930 (2007 – nil) of administration expenses, including stock based compensation, were capitalized.

	Depreciable Life-Years	March 31, 2008	December 31, 2007
Office equipment, leasehold improvements and furniture and fittings	5	$148,391	$211,643
Computer equipment and software	3	175,775	175,233

		324,166	386,876
Less: Accumulated deprecation		(113,466)	(157,420)

Other plant and equipment - net		$210,700	$229,456

4.	Advances to joint venture partners, net

This amount represents funds advanced on cash calls on approved Authorization for Expenditures (“AFEs”) to the operators of the joint ventures in which Ausam has an interest in Queensland, Australia. It comprises unspent funds advanced to the operator of the property relating to the Company’s share of future drilling and exploration activities.

5.	Share Capital

a)	Stock options

The only equity compensation plan approved by the Company’s stockholders is its Stock Option Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 10% of the outstanding common shares of the Company’s common stock, issuable upon exercise of these additional stock options.

The Company has granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over two years and have a term of five years or end of service to the Company, which ever occurs first. At the time of grant, the exercise price equals the market price.

The compensation cost that has been charged against income for this plan was $223,354 and $86,479 for 2008 and 2007 respectively. No income tax benefit has been recognized in the income statement for share-based compensation arrangements for 2008 or 2007.

Changes in the number of options, with their weighted average exercise prices, are summarized below:

	2008		2007
	Number	average exercise	Number	average exercise
Outstanding, beginning of period	2,879,251	$3.02	800,000	$4.80
Granted	155,000	1.65	—	—
Forfeited	(10,000)	2.38	—

Outstanding, end of period	3,024,251	2.95	800,000	4.80

Options exercisable, end of period	1,504,750	$3.58	800,000	$4.80

The Company’s non-vested options consist of options granted under the Company’s stock option plan. A summary of the status of non-vested stock options as at March 31, 2008 and changes during the period is presented below.

	Number	Weighted- average grant date fair value (CDN$)	Number	Weighted- average grant date fair value (CDN$)
Outstanding, beginning of period	1,412,834	2.38	132,000	3.60
Granted	155,000	1.65	—	—
Vested	(41,667)	1.65	(132,000)	3.60
Forfeited	(6,667)	2.38	—	—

Outstanding, end of period	1,519,500	2.38	—	—

The following table summarizes information about the stock options as at March 31, 2008:

Exercise Price (CDN$)	Number outstanding, March 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value	Number exercisable, March 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value
$1.65	155,000	4.8		—	41,667	4.8
$2.38	1,479,251	4.0		—	493,084	4.0		—
$2.40	630,000	4.4		—	210,000	4.4		—
$3.75	395,000	1.3		—	395,000	1.3		—
$5.50	20,000	1.6		—	20,000	1.6		—
$5.75	255,000	2.3		—	255,000	2.3		—
$6.50	90,000	1.9		—	90,000	1.9		—

	3,024,251	3.8	2.95	—	1,504,750	3.8	3.58	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of CDN $1.25 as of March 31, 2008 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. There were no in-the money options as of March 31, 2008, based on the closing market value of the Company’s common shares at that date.

The total fair value of shares vested during the period ended March 31, 2008 was $52,083 (2007 - $409,763).

The total intrinsic value of options exercised during the period ended March 31, 2008 was nil (2007 - nil).

As of March 31, 2008, there was $2,254,668 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

During 2008 the Company determined the fair value of stock options issued using the modified Black-Scholes option pricing model under the following assumptions:

3 months ended March 31	2008
Volatility in the price of the Company’s shares	100%
Expected dividends	0%
Estimated hold period prior to exercise	3 years
Weighted average risk-free interest rate	3.5%
Weighted average fair value per option (CDN$)	$1.25

Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the Canadian dollar yield curve in effect at the time of grant.

b)	Per share amounts

Per share amounts are calculated using the weighted average number of common shares outstanding during the period. The weighted average number and the diluted weighted average number due to options and warrants outstanding, of common shares outstanding during the three months ending at March 31, 2008 and the three months ending March 31, 2007 are as follows:

	2008	2007
Weighted average number of common shares outstanding during the period	30,368,335	21,909,498

Diluted weighted average number of common shares outstanding during the period	30,368,335	21,909,498

For 2008 and 2007 the following stock options and share purchase warrants were excluded from the calculation of diluted weighted average number of shares outstanding since the effect is non-dilutive:

2008 - 3,024,251 stock options and 10,370,617 share purchase warrants; 2007 - 800,000 stock options and 5,307,723 share purchase warrants.

In addition, for 2008, common shares issuable upon the conversion option on the Convertible Debt were excluded from the calculation of diluted weighted average number of shares outstanding since the effect is anti-dilutive.

c)	Escrow shares

As at March 31, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal securityholders of the Corporation were subject to a Tier 2 Value Escrow (the “Escrow”) pursuant to the rules of the TSX Venture Exchange (the “TSXV”). Pursuant to the Escrow, the first release of the securities subject to Escrow (the “Escrow Securities”) was in April 2007, upon the date of the TSXV bulletin confirming final acceptance of the Acquisition. The remainder of the Escrow Securities shall be released 15% at a time, at six-month intervals over a 36-month period. At March 31, 2008, 11,332,610 common shares were subject to Escrow.

On May 16 2008, as a result of meeting listing requirements that includes having proved reserves as at December 31, 2007 in excess of $2 million, the Company graduated to Tier 1 on the TSXV. As a result, the release of shares from escrow was accelerated, and as at May 28, 2008 there were 4,721,920 shares remaining in escrow. These shares will be released on October 7, 2008.

d)	Share information

On September 26, 2007, following prior shareholder approval, the Company consolidated its share capital on a reverse 1 for 5 basis. All share information reflects this consolidation.

e)	Additional Paid-In Capital

The following table sets out the changes in additional paid-in capital related to stock based compensation expense:

Balance at December 31, 2007	$9,257,863
Stock based compensation	270,192

Balance at March 31, 2008	$9,528,055

6.	Convertible debt

a) On July 4, 2007 the Company closed $25 million in financing though the issuance of a 9% Convertible Senior Secured Debenture (the “Debenture”) and common share warrants. The principal terms and conditions of the Debenture are: Term – 5 years; Interest - 9% per year, payable in kind through the issuance of additional Debentures for the first two years; and Conversion - the principal amount of the Debentures are convertible into common shares at the US equivalent of CDN$3.00 per common share at any time during the term of the debenture. The Company may, at any time after thirty months from issuance, require the holder to convert in the event that the 30-day volume-weighted average trading price is above CDN$4.50 and that the average trading volume for such 30 day period meets or exceeds 200,000 shares per day. In connection with the Debenture, the Company issued 4,461,099 share purchase warrants, exercisable at CDN$ 3.00 until July 3, 2012. The fair values of the Debenture and the warrants were estimated on a relative fair value approach basis.

A beneficial conversion feature (“BCF”) was identified in the amount of $2,589,567 during the assessment of the accounting treatment of the Debenture. This BCF has been deducted from the face amount of the Debenture and is included in Additional Paid in Capital (Note 5e). The discount amount of the debenture is being accreted over its five year term.

The following table sets out the changes in convertible debt during the period:

Balance at December 31, 2007	$17,216,340

Capitalized interest	586,449
Accretion	249,500

Balance at March 31, 2008	$18,052,289

7.	Asset Retirement Obligation

The following table presents the reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of oil and gas properties.

	March 31, 2008	March 31, 2007
Asset retirement obligation, beginning of period	$180,726	$166,185

Obligations incurred	—	—

Accretion expense	2,270

Amounts expended to retire ARO obligations	(31,613)	—

Change due to exchange rates	4,303	(22,975)

Asset retirement obligation, end of period	$155,686	$143,210

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $182,000. The obligation was calculated using a credit-adjusted risk free discount rate of 9 percent. The majority of expenditures are expected to be incurred in 2008.

8.	Segmented information

The Company’s reportable segments are United States and Australia. The Company is primarily engaged in the exploration and production of oil and natural gas. The United States assets were acquired on February 8, 2007, and the Australia operations commenced in 1999, upon the inception of the Company. Corporate comprises the Company’s former corporate office in Calgary, Canada.

Three months ended March 31, 2008

	Australia	United States	Corporate	Total
	$	$	$	$
Revenue		968,063	64,157	1,032,220
Net loss from continuing operations	—	(387,640)	(1,676,685)	(2,064,325)
Net loss from discontinued operations	(300,960)	—	—	(300,960)
Interest and accretion of convertible debt	—	—	835,949	835,949
Depreciation, depletion and amortization	—	452,584	8,758	461,342
Property and equipment	2,498,669	44,371,216	—	46,869,885

Three months ended March 31, 2007

	Australia	United States	Corporate	Total
	$	$	$	$
Revenue	—	—		94,044
Net loss from continuing operations	—	(180,766)	(1,990,873)	(2,171,639)
Net loss from discontinued operations	(132,418)	—	—	(132,418)
Financing	—	—	914,522	914,522
Depreciation, depletion and amortization	—	—	4,799	4,799
Property and equipment	10,344,330	45,891,927	24,528	56,260,785

9.	Discontinued operations

In March, 2008, the directors of the Company approved a plan to dispose of the shares and/or assets of its wholly owned Australian subsidiary, Ausam Resources, Ltd (“ARL”). The decision to sell the Australian assets was due to the change in the company’s focus to development of the North American prospects purchased during 2007. As part of the plan to dispose of the Australian assets, the Company engaged an investment advisor and another party in Australia to actively market and sell the asset. It is anticipated the disposal will be completed by September 30, 2008.

The results of these discontinued operations are as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Oil and gas revenue	$(53,510)	$—
Operating costs before depreciation, depletion and amortization	122,268	—
Depreciation, depletion and amortization	27,489	1,834
General and administration expenses	207,052	176,646
Interest and other income	(2,339)	(46,062)

Loss from discontinued operations	$300,960	$132,418

The assets and liabilities of discontinued operations included in the consolidated balance sheets comprise the following:

	March 31, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$204,075	$97,649
Accounts receivable	72,407	41,870
Prepaid expenses and deposits	1,710	1,643

	278,192	141,162

Oil and gas properties utilizing the full cost method of accounting:
Proved oil and gas properties, net of depletion (note 3)	226,065	240,026
Unevaluated oil and gas properties, not subject to depletion, net of impairment (note 3)	2,088,904	1,893,280
Other property and equipment (note 3)	34,063	34,541

	$2,627,224	$2,309,009

LIABILITIES
Current
Accounts payable and accrued liabilities
Legal and professional	$—	$—
Trade	281,227	192,358

	281,227	192,358
Advances from joint venture partners, net	81,290	34,871
Asset retirement obligations (note 7)	73,721	70,622

	$436,238	$297,851

The cash flows from discontinued operations are as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash provided by (used for):
Operating activities
Net loss	$(300,960)	$(132,418)
Add (deduct) non-cash items
Depreciation, depletion and accretion	27,489	1,834
Changes in non-cash working capital
Interest and accounts receivable	(30,537)	48,721
Prepaid expenses	(67)	1,139
Accounts payable and accrued liabilities	88,869	386,672

Cash flows used for operating activities	(215,206)	305,948

Investing activities
Capital asset additions	(57,557)	(1,925,681)
Increase (decrease) in amounts due to joint venture partners	46,419	(92,096)

Cash flows used for investing activities	(11,138)	(2,017,777)

Total Cash used in discontinued operations	$(226,344)	$(1,711,829)

10.	Earnings per share disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “Loss from continuing operations”, “Loss from discontinued operations” and “Total net loss” for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31, 2008
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share

Net loss from continuing operations	$(2,064,325)	30,368,335	$(0.07)

Net loss from discontinued operations	(300,960)	30,368,335	(0.01)

Total net loss	$(2,365,285)	30,368,335	$(0.08)

	For the three months ended March 31, 2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share

Net loss from continuing operations	$(2,039,221)	21,909,498	$(0.09)

Net loss from discontinued operations	(132,418)	21,909,498	(0.01)

Net loss	(2,171,639)	21,909,498	(0.10)

Less: redemption of preferred shares in excess of cost	(226,645)
Less: Dividend on preferred shares	(120,082)

Total net loss applicable to common shareholders	$(2,518,366)	21,909,498	$(0.11)

11.	Related party transactions

The following summarizes related party transactions during 2008 and 2007:

a) During the three months ending March 31, 2008, the Company paid $3,598 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

b) Prior to becoming a director on July 5, 2007, a director of the Company participated in and acted as a principal and a broker for a financing that was completed on October 2, 2006 and also participated in and acted as a principal and a broker for three financings completed on February 8, 2007 and, either directly or through companies controlled by him, earned commissions, fees, and broker warrants on funds raised by him. A summary of these transactions follows:

Date	Type of share/nature of transaction	Commissions/ Fees/Dividends		Broker warrants
October 2, 2006	Common share unit offering	$45,000	(1)	—

February 8, 2007	Common share unit offering	$339,105	(1)	124,761	(1)(4)

February 8, 2007	First Preferred Shares, Series 2 unit offering	$195,000	(1)	65,000	(1)(5)

February 8, 2007	Convertible debt facility	$700,000	(2)	—

February 8, 2007	Acquisition success fee	117,647 Common shares	(3)	—

May 14, 2007	Dividend paid on First Preferred Shares, Series 2	$103,452		—

July 9, 2007	Dividend paid on First Preferred Shares, Series 2	$66,847		—

(1)	Paid/issued to Pembroke Financial Partners, LLC, a company controlled by the director.
(2)	Paid to Pembroke Capital, LLC, a company controlled by the director.
(3)	Earned in connection with the US properties acquisition in the amount of US$300,000, payable in 117,647 Common shares of the Company.
(4)	Exercisable at C$3.25 per Common share until February 8, 2009.
(5)	Exercisable at C$3.75 per Common share until February 8, 2009.

All related party transactions were in the normal course of operations and have been measured at exchange amounts established and agreed to by the related parties and which are similar to those that Ausam would expect to have negotiated with third parties in similar circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2008

This discussion and analysis of financial condition and results of operations for the three months ended March 31, 2008 should be read in conjunction with the interim unaudited financial statements and notes thereto for three months ended March 31, 2008, the audited financial statements of Ausam Energy Corporation (“Ausam” or the “Company”), notes thereto and the Management Discussion and Analysis of the Company for the years ended December 31, 2007 and 2006. The financial statements include the accounts of Ausam and the accounts of its wholly owned United States subsidiary, Noram Resources, Inc (“Noram”) and its wholly owned Australian subsidiary, Ausam Resources Pty Ltd (“ARL”). These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in US Dollars. Additional information relating to the Company is available through EDGAR via www.sec.gov, on SEDAR at www.sedar.com and on the Company’s web-site at www.ausamenergy.com.

This Management’s Discussion and Analysis is dated as of June 27, 2008

OVERVIEW

Ausam is a public oil and gas exploration and production company trading on the TSXV under the symbol “AZE”, with operations and oil and gas properties in the US and Australia, and a corporate office in Canada. The company has also filed a registration statement with the US Securities and Exchange Commission that was declared effective on May 14, 2008.

On July 30, 2004, the Company, through a reverse takeover, acquired all of the outstanding shares of ARL, an Australian unlisted public oil and gas company. On September 22, 2006 the Company executed an agreement relating to the acquisition from SKH Management L.P., SKH Management II L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P. (collectively “SKH”) of certain leases (the “Leases”) containing drilling prospects (the “SKH Prospects”). On February 8, 2007, the Company closed the transaction to acquire the Leases and SKH Prospects as well as approximately $46 million in financing. On July 5, 2007, the Company issued a $25,000,000 Debenture, of which $10 million was used to redeem preferred shares, and the balance to fund its drilling operations in the United States. On September 7, 2007, the Company closed on a private placement of common share units which raised $677,080 in additional financing. On September 26, 2007, the Company consolidated its Common Shares on the basis of one new Common Share for each five previously issued and outstanding common shares, with fractional shares rounded up to the nearest whole share. Much of the discussion in this section reflects the fact that the Company is a much different company than it was at the end of its fiscal year in December 2006. As a result of the SKH Purchase and the two related financings, the primary focus of Ausam’s business is now in the US rather than Australia. The US market, at least in the Gulf Coast region, is characterized by strong energy demand and available infrastructure for the transportation of natural gas to market. The Company’s prospects in Texas and Louisiana, and one in Mississippi are all located within two miles of existing pipelines allowing us the opportunity to more readily connect any commercial production to the market. The prospect in Arkansas and two of the prospects in Mississippi are located between two and ten miles from pipeline infrastructure, which will require additional time and cost to connect any commercial production. The actual amount of time and the cost associated with the construction of any gathering or connecting pipeline to a market accessible pipeline can not be reliably determined until such time as commercial production is established and in the event commercial production is established. The prospect the Company owns in Alabama is an oil prospect whose commerciality is independent of pipeline access.

The oil and gas industry is subject to wide fluctuations in pricing that are largely driven by factors outside of the control of the industry. After a period of relatively low prices, which resulted in a decline in available equipment, fewer personnel entering the industry, and low drilling and exploration rates, we are currently in a phase of relatively high prices with resulting shortages of, and higher costs for, equipment and experienced personnel. Higher demand for drilling equipment and the attendant skilled personnel will cause an incremental increase in cost and increase the risk of delays in our proposed drilling program. Actual costs and any potential delay can not be reliably determined until such time as a proposed drilling program is confirmed as an actual drilling program, which is dependent upon, but not limited to the completion of detailed drill site title opinion documentation, the sale of interests in the proposed prospect to be drilled, the availability of capital to us and to any of the other participants in the drilling program as well as the availability of suitable drilling equipment, services, and attendant personnel.

Under the terms of the agreement with SKH, at the time of drilling of a Test Well on any prospect, the Company will convey to SKH a 25% interest in the prospect area that is outside of the spacing unit that contains the Test Well (the “Test Well Unit”). Further, when a Test Well achieves Payout, the Company will assign to SKH a 25% interest in the Test Well Unit. In order to carry out these obligations, the Company is required to maintain at least a 25% interest in each prospect and any sale of a prospect will be subject to the same back-in terms. These terms, while not unusual in the industry, may restrict the Company’s ability to sell or farmout prospects.

In the event the drilling of a prospect is delayed until February 8, 2010, the Company has the obligation to reassign the leases that comprise that prospect to SKH. As a result of any such re-assignment, the Company would lose its interest in that prospect, including any delay rentals or other costs it had incurred on the prospect prior to re-assignment.

The current market cycle features a large differential between the price realized for oil and natural gas on an energy equivalent basis, which has the effect of increasing the effort devoted to oil prospects and oil-prospective regions. A lack of large onshore prospects has caused many of the larger companies to focus their efforts on offshore and on international plays. The Company believes that these trends will benefit it by decreasing competition for natural gas prospects and, in the event it is able to find commercial quantities of hydrocarbons on its prospects, through increased availability of onshore infrastructure capacity.

Further, the trend toward continued improvements in seismic acquisition, processing, re-processing and data interpretation are also expected to benefit the Company’s efforts to locate commercial quantities of hydrocarbons on its prospects, as well as on third party prospects by improving its knowledge of subsurface geology. In certain instances, seismic “markers” have been identified which the Company believes are indicative of the presence of hydrocarbons, which should decrease drilling risk. The petroliferous nature of the U.S. Gulf Coast, the access to more and better seismic data, and the recent sustained increase in the price of natural gas encourages exploration for commercial hydrocarbons at greater depths. Additionally, the increasing awareness, or broadly reported concerns, regarding climate change, or the perception of climate change, has encouraged the wider use of natural gas power generation in preference to liquid, or solid, hydrocarbons.

In order to meet U.S. domestic demands for energy, and a popular demand for reduced CO2 emissions, there is broader interest in the production and delivery of alternative fuels as well as the proposed increase in receipt and delivery of liquid natural gas (“LNG”), both of which, as well as other potential energy sources, would be in competition with our efforts to drill for, produce and deliver conventionally extracted natural gas. The import of significant volumes of LNG may increase the supply of natural gas to the market. Until such time as a number of LNG terminals are constructed and operational, and depending upon where those potential terminals may be in operation, and most importantly depending upon what is the overall supply and demand character of the market, the Company will be unable to reliably determine what impact the import of a significant volume of LNG may have on its operations.

In March 2008, Ausam’s board reached the decision that it should sell or dispose of its Australian assets and focus solely on its United States assets. The Company will also, as part of the change in focus and in order to reduce overhead, close its Calgary office during the second quarter of 2008.

Operational Overview: United States — Corporate

During late 2005, the Company was approached by a number of our shareholders with opportunities located along the Gulf Coast of the U.S. After extensive evaluation and analysis of the opportunities presented and a review of the Company’s assets and operations in Australia, the board of directors determined that it was in its shareholders’ best interests to obtain additional capital for both (i) the acquisition of one of the U.S. opportunities presented in order to diversify its portfolio and (ii) the exploitation of the Mosaic farmin in Australia.

On September 22, 2006, Ausam executed an asset purchase agreement relating to the acquisition of the SKH Prospects for total consideration of $35 million. The $35 million purchase price was comprised of $15 million cash and $20 million (based on the value at that date) in Ausam shares. The SKH Purchase closed on February 8, 2007 and on February 9, 2007 the Company purchased an additional prospect from SKH. On November 16, 2007, the Company farmed into an additional prospect owned by an unrelated third party for a total of 21 prospects in the U.S.

In connection with the SKH Purchase, the Company incorporated Noram to carry out its operations in the U.S. During the first quarter of 2007, Noram established an office in Houston, Texas. The Houston office now has 12 employees and consultants actively working on the rapid exploitation of the SKH Prospects. To date, Noram has participated in three wells in the U.S. and expects to spud an additional four wells during 2008.

Operational Overview: United States — Drilling

Patch I (Starr County, Texas) The Patch I well was spudded on June 10, 2007 and targeted the Reklaw and Queen City Channel formations at an anticipated total depth of 10,000 feet. It reached a total depth of 9,800 feet (approximately 3,000 metres) on July 2, 2007. Although hydrocarbons were present, logging and sidewall cores indicated that the well may not be commercial due to reservoir quality, and the well was plugged and abandoned. The well cost approximately $2.4 million.

Wethorford (Liberty County, Texas) The RDH Farms #1 well, located on our Wethorford prospect, was spudded on June 28, 2007 and is operated by Ballard Exploration Inc. The well targeted the Yegua/Cook Mountain formations at an anticipated total depth of 14,000 feet. The well was drilled to a total depth of 13,826 feet and encountered two prospective zones. Open-hole log analysis suggests that both prospective zones contain gas. The two zones are the 1st and 3rd sands of the Cook Mountain formation. The well has entered production with first sale of gas from only the deeper zone, the 3rd sand, commencing on October 24, 2007. The Company retained a 45% working interest (net revenue interest of approximately 33.8%) in the RDH Farms #1 and has expended approximately $2.5 million to date. The well has produced approximately 329 MMcf and 8,558 bbls of condensate (gross production) through March 31, 2008.

Quatre (Calcasieu Parish, Louisiana) The Fisher Lindsey #1 well, located on the Quatre prospect, was spudded on November 12, 2007 and is operated by Browning Oil Company, Inc. The well intersected the Hackberry Sands formations at a depth of 10,762 feet. The Company holds a 16.8% working interest before casing point, 12.6% interest after casing point, by way of a farmin agreement. The well was cased and perforated on January 8, 2008. Surface facilities have been constructed and a pipeline right-of-way is being selected. The well entered into production on May 2, 2008. The Company has expended approximately $1 million to date on the well.

Operational Overview: Australia — Corporate (discontinued operations)

General

Our original strategy for operating in Australia was based on our expectation that significant reserves of natural gas could be produced through the use of techniques, such as underbalanced drilling, that had not yet been widely adopted by the Australian oil and gas industry. The Company felt that natural gas was significantly underpriced and that, especially in the Queensland market, the price would strengthen over time due to decreased supply and increased demand. The Company acquired interests in a diverse portfolio of permits located in Queensland (our primary area of interest in Australia), Western Australia, Victoria and South Australia and negotiated farmin arrangements that permitted us to drill development wells in already producing fields in order to minimize our risk. Although the Company has limited production in Queensland as a result of the Mosaic farmin arrangements summarized below, the development drilling in PL71 in Queensland resulted in one dry hole and one lost well bore following equipment failure.

Despite having participated in 15 wells in four different basins in Australia over the past seven years, Ausam’s results to date have been disappointing, with only one well in Queensland currently in production. Recent seismic acquisition, processing and interpretation in ATP 754P located in Queensland has resulted in eight oil prospects and leads, the exploration of which will require either additional capital or locating one or more farm-in partners.

The Company’s board of directors has determined to dispose of the Company’s Australian interests, and the Company has hired an investment bank in Australia, Origin Capital Group, to explore strategic options with regard to its assets in Australia. Options the Company is considering include, but are not limited to, (i) sale of ARL or its assets; and (ii) merger of ARL with a third party. As part of this divestiture, the Company intends to close its Brisbane office during the third quarter of 2008.

Mosaic Farmin (PL 119, PPL 58, and ATP 471P — Queensland)

In May 2006, the Company entered into an agreement with Mosaic Oil NL (“Mosaic”) and Santos Limited (“Santos”) under which it could earn up to 35% interest in PL 119 (Downlands and Downlands East gas fields), the Bainbilla Block of ATP 471P (Brynog oil prospect) and PPL 58 (Downlands pipeline license), all located in southeast Queensland’s Surat / Bowen Basin. Up to a maximum 35% interest was to be earned through spending up to approximately $5.9 million (AU$6.5 million) in new seismic acquisition and drilling up to four wells in two stages. Mosaic remains the operator of these permits, although the Company has input and veto rights on well design, well locations and the order of the wells to be drilled.

As of May 31, 2007, the Company believed that it had completed Stage 1 of the Mosaic farmin agreement by spending approximately $4.2 million (AU$5.0 million) to earn a 26.9% interest in the farmin area. As part of Stage 1, the Company reimbursed Mosaic and Santos approximately $0.4 million (AU$0.5 million) for the cost of acquired 2D seismic data in the Bainbilla Block, which borders permit ATP 470P (Ausam 45%) and drilled the Downlands-4, Downlands South-1 and Brynog-1 wells. Production from the Downlands-4 well commenced in May 2007. Following negotiation with Mosaic on the status of Stage 1 of the Mosaic Farmin, it was agreed that the Company had earned 24.748% interest in PL 119 and ATP 471P Bainbilla Block and it will receive a refund of AU$129,343 in overpayments on the Downlands South-1 well. The Company has elected not to continue with Stage 2 of the Mosaic farmin agreement, which would require an additional expenditure of $1.3 million (AU$1.5 million) to earn up to a 35% interest in the subject permits.

Rawson Farmin (ATP 552P — Queensland)

The Company entered into a farmin agreement with Rawson Resources Limited (“Rawson”) in ATP 552P in the Surat/Bowen Basin, Queensland. ATP 552P is a 42,600 acre (67 sections) permit along trend with the Fairymount and Alton oil fields. The Company and Rawson funded 50% of the Bellbird West-1 well in return for each earning a 25% interest in the permit. The Company and Rawson have the option to farmout a portion of our interests in ATP 552P. Great Artesian Oil and Gas Limited, the beneficial owner of the permit, retains the remaining 50% interest. The Company was the operator of the Bellbird West-1 well which was drilled conventionally in July and August 2006, and drilled out under-balanced in November 2006 before being plugged and abandoned as a dry hole. The permit is under evaluation as the adjacent fault separated anticline contains two additional well locations that are up-dip to the Bellbird-1 well, which produced oil but at non-commercial rates.

Rawson Farmin (PEL 107 — South Australia)

The Company entered into a second farmin agreement with Rawson to participate in Rawson’s farmin of the western part of PEL 107 in South Australia. Under the terms of the agreement, Ausam paid 20% of the cost of the Appadare-1 well in order to earn a 10% interest in the western half of the permit. The Appadare-1 well was spudded in January 2007 and was drilled to a depth of 1,922 meters (6,306 feet). The well was plugged and abandoned after the target zone in the Patchawarra formation was discovered to be water-wet. The total cost of the well is approximately $1.4 Million (AU$1.5 million), of which we paid approximately $270,000 (AU$300,000).

EP 23, EP 321, EP 407 (Western Australia)

During the first quarter of 2007, the Company was approached by two parties to farmin to the Warro gas prospect in EP 321 and EP 407. The Company subsequently reached an agreement to sell its interests but the sale has not yet closed. The permits incur nominal costs to maintain and limited financial liability in the event that these permits are relinquished. The Company was advised by the West Australian Mines Department that its lease of EP 23 had expired as of June 9, 2007. There was no penalty for relinquishing permit EP 23.

Operational Overview: Australia — Drilling and Seismic (discontinued operations)

Kyeen Creek-1 (ATP 470P — Queensland)

During the first quarter of 2006, the Kyeen Creek-1 well was drilled (Ausam 35.0%, Santos Ltd. 6.5%, Origin 58.5% and operator) in ATP 470P, which is a 68,500 acre (107 sections) permit located in the Surat/Bowen Basin. The well was a commitment/exploration well and consequently was drilled conventionally. The Kyeen Creek-1 well confirmed structural closure as well as gas in the Triassic Basal Rewan reservoir, which produced on test, and oil shows in the deeper Timbury Hills formation. However, the Permian reservoirs were deemed to be non-commercial at the Kyeen Creek-1 well location. The well was logged and sidewall cores were taken from the Triassic Basal Rewan, Permian Upper and Lower Tinowon, and Timbury Hills formations. Upon analysis, it was determined that Kyeen Creek-1 did not have any reservoir quality sands developed within the targeted Upper or Lower Tinowon sandstone intervals, with no gas shows, fluorescence or net pay mapped. Kyeen Creek-1 was plugged back to the casing shoe allowing access to the surface casing for a future underbalanced re-drill of the gas charged Basal Rewan.

Appadare-1 (PEL 107 — South Australia)

The Appadare-1 well (Beach Petroleum, operator) was drilled as an exploration well in January 2007 under the Rawson farmin described above, targeting the Patchawarra Formation. The Appadare-1 well was spudded in January 2007 and was drilled to a depth of 1,922 meters (6,306 feet). After logging and conducting an open-hole DST, the well was plugged and abandoned.

Downlands South-1 (PL 119 — Queensland)

The Downlands South-1 well was spudded on March 12, 2007 as an appraisal well under the Mosaic farmin agreement. The well was drilled to a total depth of 1,887 meters (6,190 feet). After logging and conducting an open-hole DST, the well was plugged and abandoned.

Brynog-1 (ATP 471P Bainbilla Block — Queensland)

The Brynog-1 well was spudded on March 26, 2007 as an exploration well under the Mosaic farmin agreement to test the Permian Tinowon sandstone. Casing was set at 2,086 meters (6,844 feet) and the objective section was drilled underbalanced with nitrogen to a total depth of 2,153 meters (7,064 feet). The well was plugged and abandoned after failing to intersect reservoir-quality sands.

Seismic Acquisition (ATP 754P — Queensland)

The Company and Origin Energy Resources Limited (“Origin Energy”, operator) each hold 50% interest in permit ATP 754P, which covers approximately 680,000 gross acres (340,000 acres net to us). The permit was renewed effective August 1, 2007, the terms of which renewal require drilling a well within the first four years. During the first half of 2006, we completed a new 240-kilometer 2D seismic acquisition, processing and initial interpretation program over seven current leads as well as extensions of pre-existing seismic lines to improve understanding of the permit’s geology. Interpretation and evaluation of this new 2D data has eliminated two former leads, better defined five leads, and identified three new leads in the western portion of ATP 754P. The ATP 754P joint venture has subsequently acquired an additional 90 kilometers of seismic over the three new leads. Origin has proposed drilling a well in the third quarter of 2008 at a cost of $1.4 million (AU$1.6 million), of which the Company would pay 50% unless it farmed out our interest.

PEP 166 — Victoria

During February 2006, the Loy Yang-2 exploration/commitment well was drilled in PEP 166, which is in the Onshore Gippsland Basin, Victoria. The operator was PetroTech, a subsidiary of Lakes Oil NL (“Lakes”).

The Company currently has a 25% interest in PEP 166, an 877,000 acre permit. The Company reduced its percentage interest from 50% to 25% in an 8,650-acre envelope (the “Loy Yang Block”) covering the Loy Yang Dome prospect in exchange for Lakes funding 100% of the costs to drill, frac, test and complete the Loy Yang-2 well. Lakes announced that the well was cased and suspended at a depth of 1,443 meters (4,734 feet). The Company reduced its interest in the remainder of PEP 166, which is outside of the Loy Yang farmin area, from 50% to 25% in exchange for $45,000 (AU$50,000) and being carried through the drilling of two wells, the Hazelwood-1 and the Boola Boola-2. The Hazelwood-1 well was spudded on April 16, 2007, and was drilled to a total depth of 2,081 meters (6,827 feet). Log interpretations indicated that the primary target reservoirs were not present or poorly developed, and the well was plugged and abandoned.

The Boola-Boola-2 well spudded on June 2, 2007. On July 2, 2007, drilling of the well was terminated at a total depth of 1,887 metres (6,191 feet). The section below 1,500 metres (4,920 feet) was partially funded by Greenearth Energy to obtain geothermal data. The well was unsuccessful in finding hydrocarbons and was plugged and abandoned. Lakes and Greenearth Energy have the option to re-enter the well should they decide that a test of deeper intervals is warranted. The Company believes that neither well is commercial.

Proposed Drilling Program — United States

The Company drilled three prospects in 2007, and expect to drill four prospects (three of which the Company currently owns and one of which it anticipates that it will farm into) and acquire significant amounts of new seismic data during 2008. The Company expects to drill, sell, or relinquish the remaining prospects plus additional development wells in 2009 and 2010. The Company does not have any contractual commitments with respect to the drilling of these wells. The Company does not intend to maintain 100% ownership in any of these prospects. The Company expects to drill the prospects in joint venture with partners who are experienced in the oil and gas business. The Company’s drilling program is subject to change based upon a wide range of factors including equipment availability, weather, joint venture partners, and regulatory issues.

As of the date hereof, the Company’s budget projects that it will receive approximately $2.6 million from partners as re-imbursement of prospect acquisition costs and approximately $14.7 million to contribute to the funding of drilling costs during 2008. In the event that the Company is unable to enter into binding agreements with drilling partners, or if its drilling partners fail to fund their commitments, the Company may have to either delay drilling of a well until it has found replacement partners or to fund the entire amount of the well itself.

As of March 31, 2008, the Company had $7.1 million in cash. These funds, together with funds expected to be received from production and funds expected to be received from farmout arrangements, are considered by management to be sufficient to finance the majority of the short term drilling and exploration program, seismic acquisition, and operating expenses as outlined above.

Actual drilling results as well as the evaluation of and participation in other drilling opportunities may change the scope and timing of the Company’s plans. The Company intends to closely manage the timing and participation interest of its drilling program in order to optimize the use of existing funds. Additional funds would be required if the Company pursued the entire program at its current participation interest. However, the Company does not intend or expect to maintain 100% ownership in any of its U.S. properties and it is actively seeking industry partners. The Company expects to raise additional funds as needed by way of offerings of equity, debt or a combination thereof.

Proposed Drilling Program — Australia (discontinued operations)

Origin Energy has proposed the drilling of a well to test the Mardi oil prospect in ATP 754P during the third quarter of 2008. The Company has not received a final AFE for the well, but initial estimates would place the cost at AU$1.6 million, or AU$800,000 for its 50% share. The Company expects to have disposed of its interest in ARL prior to being required to fund this well. In the event it has not done so, it intends to seek farmout partners to reduce its interest in this well. The Company has budgeted no funds for drilling or seismic operations in Australia during 2008.

Financial overview

Effective July 1, 2007 the reporting currency of the Company was changed from the Canadian dollar to the U.S. dollar since the majority of the Company’s financing activities, drilling expenditures, debt servicing costs, cash flows and operating costs are now denominated in U.S. dollars. Unless otherwise stated all information hereafter is expressed in U.S. dollars. On September 26, 2007, following prior shareholder approval, the Company consolidated its share capital on a one new share for five formerly outstanding shares basis. All share information reflects this consolidation.

SELECTED FINANCIAL INFORMATION

In U.S. Dollars	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)	Year ended December 31, 2007
Oil and Gas Revenue	$967,264	$—	$371,921
Operating Cost	(96,452)	—	(82,185)
Depreciation, depletion and amortization	(461,342)	(4,799)	(19,915,907)
General and administration expenses	(1,680,658)	(1,213,944)	(8,553,588)
Financing	—	(914,522)	(938,418)
Interest on Convertible debentures	(586,449)	—	(1,132,722)
Accretion of convertible debentures	(249,500)	—	(425,248)
Interest expense	—	—	(4,729)
Interest and other income	64,956	94,044	530734

Net loss from continuing operations	(2,064,324)	(2,039,221)	(20,194,496)
Net loss from discontinued operations	(300,960)	(132,418)	(9,955,647)

Net loss	(2,365,285)	(2,171,639)	(30,150,143)
Redemption of preferred shares in excess of cost	—	(226,645)	(1,868,204)
Dividend on preferred shares	—	(120,082)	(336,937)

Net loss applicable to common stock	$(2,365,285)	$(2,518,336)	$(32,355,284)
Net loss per share (basic and fully diluted)	$(0.08)	$(0.11)	$(1.15)

Cash	$7,098,824		$9,397,522
Total assets	$56,982,562		$58,178,114
Working capital	$6,217,546		$7,874,747
Convertible debt	$18,052,289		$17,216,340
Shareholders’ equity	$36,642,929		$38,579,850

The loss of $2.3 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007 reflects the oil and gas revenue from the RDH Farms #1 well in the United States offset by the increased depreciation, depletion and amortization due to commencement of the production, increases in general and administrative costs, interest and accretion on the convertible debentures and increased loss from discontinued operations.

Oil and gas revenue

Oil and gas revenue from continuing operations was $967,264 for the three months ended March 31, 2008 compared to nil for the same period in 2007. This was due to the production from the RDH Farms #1 well that was completed in the 4th quarter of 2007.

Interest and Other Income

Interest and other income was $64,956 for the three months ended March 31, 2008 compared to $94,044 for the three months ended March 31, 2007. The decrease in interest and other income is due to decreased amounts of funds on deposit during these periods plus declining interest rates during the three months ended March 31, 2008 compared to the same period last year.

General and Administrative

General and administrative costs increased during the three months ended March 31, 2008 to $1,680,658 compared to $1,213,944 for the same period last year due to large legal and professional fees relating to corporate transactions and filings, increased stock based compensation expense and increased staffing of office in Houston.

Stock Option Expense

Stock option expense, included in general and administration expense, for the three months ended March 31, 2008 increased to $223,354 from $86,479 due to additional grants in 2007 and 2008.

Financing cost

Financing expense was nil for the three months ended March 31, 2008 compared to $914,522 for the three months ended March 31, 2007, and comprises fees paid in connection with securing US$17,800,000 of convertible debt facilities in 2007.

Interest and accretion of convertible debt

Interest and accretion expense on convertible debt was $586,449 and $249,500 respectively for the three months ended March 31, 2008. The expense is in connection with the issue of convertible debt and warrants in July 2007. The interest potion comprises the stated interest rate of 9% per year. The fair value of the debenture is being accreted to the face value of the debenture over its 5 year life.

Asset Write Down

The Company conducts impairment reviews and ceiling tests on its properties on a quarterly basis. Management determined that there was no additional impairment of the Company’s properties during the three months ended March 31, 2008.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization from continued operations was $461,342 for the three months ended March 31, 2008 compared to $4,799 same period in 2007. The large increase is the result of depletion on the commencement of production from the RDH Farms #1 well in the US. The amount for the three months ended March 31, 2007, only includes depreciation of office furniture and fixtures.

Net loss from discontinued operations

As previously mentioned, Ausam’s board of directors has determined to dispose of the Company’s Australian interests and as such, the operations of the unit have been reported on the Company’s

Consolidated Statement of Operations as “Loss from discontinued operations”. The loss from discontinued operations was $300,960 for the three months ended March 31, 2008 compared to $132,418 for the first quarter of 2007. The increased loss was largely attributable to oil and gas operating costs including depreciation, depletion and amortization exceeding oil and gas income by $96,247 for the first quarter of 2008 compared to depreciation of $1,834 for the same period in 2007. Also interest income for the first quarter in 2008 was $2,339 compared to $46,062 for the same period in 2007.

Total Assets

Total assets at March 31, 2008 decreased to $56,982,562 from $58,178,114 at December 31, 2007 or approximately $1.2 million. The decrease was attributable to a decrease in cash of $2.3 million offset by and increase in oil and gas properties net of depreciation, depletion and amortization of $0.6 million and an increase in accounts receivable of $0.5 million. The accounts receivable increase is due to oil and gas sales receivable from the operator of the RDH Farms #1 well.

Working Capital

The working capital of the company decreased from $7,847,747 at December 31, 2007 to $6,217,546 at March 31, 2008 which was attributable to the continued funding of the Company’s operations and expenditures related to the oil and gas properties.

FIRST QUARTER

During the first quarter of 2008, the principal activities of Ausam related to preparation for drilling of four wells in the United States which will commence later in 2008.

During the quarter, the principal cash outflows related to the funding of ongoing operations and capital expenditures. The principal cash inflows were revenue from the RDH Farms #1 well in the United States as previously discussed.

QUARTERLY COMPARISON

The following table summarizes financial results for the stated quarters, and has been prepared in accordance with US generally accepted accounting principles, with all figures expressed in U.S. dollars:

	2008	2007	2007	2007	2007	2006	2006	2006
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	$	$	$	$	$	$	$	$
Revenue	1,032,220	371,303	280,388	156,920	94,044	58,041	55,530	67,846

Net loss applicable to common shareholders	(2,365,285)	(20,596,210)	(4,744,752)	(4,495,956)	(2,518,366)	(2,187,246)	(368,152)	(745,899)

Loss per share	(0.08)	(0.72)	(0.16)	(0.16)	(0.11)	(0.21)	(0.04)	(0.07)
(basic and diluted)

LIQUIDITY AND FINANCIAL CONDITION

The Company does not currently have sufficient cash on hand or generate sufficient cash flow from operations to fund all of its exploration and development activities or potential acquisitions. The Company has therefore relied and will continue to rely upon the sale of equity and debt securities to provide additional financing. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any period and, if available, that it can be obtained on terms satisfactory to it.

The Company’s financial statements have been prepared assuming that we will continue as a going concern. The audit opinion on our consolidated financial statements dated December 31, 2007, includes a qualifying paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financials. In the event we are unable to obtain additional capital, we may have to postpone or curtail our drilling program, which could result in lower future revenues from production.

As of March 31, 2008, the Company had $7,098,824 in cash and $1,169,090 in other current assets. Cash and current assets on hand will not be sufficient to fund our entire proposed drilling program. The funds the Company has on hand together with funds expected to be received from production and funds expected to be received with respect to farmin agreements are considered by management to be sufficient to finance the Company’s short term drilling and exploration program, seismic acquisition program and operating expenses.

Currently, the Company has no contractual commitments for the drilling of the four wells in the 2008 drilling program. The proposed 2008 drilling program aggregate cost is budgeted for $24,275,000, of which $14,656,250 is expected to be funded by working interest partners with the remaining $9,618,750 being funded by us. The Company does not have contractual commitments from our prospective partners and has not received funds from them for the wells it proposes to drill. The Company does not expect to receive binding commitments or funds until shortly before drilling commences on each prospect. If the Company does not receive funds from working interest partners, it will either postpone drilling the well, find replacement partners, or fund the additional expenses itself.

The drilling program as currently proposed will evaluate three of the SKH Prospects and contemplates one farmin with a third party that is currently being negotiated. Additional development wells may be drilled depending on results.

Additional capital is expected to be generated through the placement of working interests to partners for each of our prospects, which results in our recovery of costs associated with the acquisition and development of each prospect. The reduced working interest also lessens the amount of capital the Company is required to provide for drilling. If the Company is not able to place working interest in prospects with partners, it will either raise additional capital to fund the drilling of a larger percentage of the prospects, sell the prospects to third parties or return the prospects to SKH in accordance with the Participation Agreement between SKH and the Company. Further, cash flow is expected to be generated through successful efforts. Outside of these organic sources of capital, the Company expects to attract new investment from our existing shareholders as well as through private placements with new investors as it has done throughout its brief history.

The Company may need to obtain additional funds for processing facilities and infrastructure in the event its 2008 drilling program finds significant commercial quantities of natural gas and oil. The Company cannot be certain it will be able to raise additional funds on terms that are satisfactory.

Actual drilling results as well as the evaluation of and participation in other drilling opportunities will change the scope and timing of our plans. The Company intends to closely manage the timing and participation interest of its drilling program in order to optimize the use of existing funds. Additional funds would be required if the Company pursued the entire program at its current participation interest. However, the Company does not intend or expect to maintain 100% ownership in any of its U.S. properties and it is actively seeking certain industry partners with drilling and operations experience relevant to each prospect.

Ausam’s working capital position at March 31, 2008 was $6,217,546 compared to $7,874,749 at December 31, 2007 or a decrease in working capital of $1,630,201. The cash position at March 31, 2008 was $7,098,824 compared to $9,397,522 at December 31, 2007. The decrease in both working capital and cash reflect the funding of operations and oil and gas capital asset additions.

During the three months ended March 31, 2008, there was a cash outflow from continuing operations of $827,404 compared to a cash outflow from operations of $2,244,035 for the same period in 2007. The decrease is due to the commencement of production of the RDH Farms #1 well. The cash outflow from discontinued operations for the three months ended March 31, 2008 was $226,345 compared to $1,343,691 for the same period in 2007. The decrease is due to the decrease of activity by the Company in Australia in preparation for the disposal of the Australian subsidiary.

There were no financing activities for the three months ended March 31, 2008 compared to a net cash yield of $25,822,785 for the same period in 2007 which included $11,980,451 from the issuance of preferred shares that were partially redeemed during the quarter and $16,701,122 from issue of common shares and warrants that was offset by $1,282,594 in share issue cost.

During the three months ended March 31, 2008, the Company used cash of $ 1,276,056 for capital asset additions, compared to $16,819,839 for the same period in 2007, which primarily related to the SKH Purchase.

EQUITY

As at March 31, 2008 shareholder’s equity was $36.6 million compared to $38.6 million at December 31, 2007. The change reflects the loss for the period and a small increase of $158,172 in accumulated other comprehensive income. There were 30,368,335 Common Shares issued and outstanding at March 31, 2008 and December 31, 2007.

Escrowed Shares

As at March 31, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal securityholders of the Corporation were subject to a Tier 2 Value Escrow pursuant to the rules of the TSXV (the “Escrow”). Pursuant to the Escrow, the first release of the securities subject to Escrow (the “Escrow Securities”) was in April 2007, upon the date of the TSXV bulletin confirming final acceptance of the Acquisition. The remainder of the Escrow Securities shall be released 15% at a time, at six-month intervals over a 36-month period. At March 31, 2008, 11,332,610 common shares were subject to Escrow.

On May 16 2008, as a result of meeting listing requirements that includes having proved reserves as of December 31, 2007 in excess of $2 million, the Company graduated to Tier 1 on the TSXV. As a result, the release of shares from escrow was accelerated, and as of May 28, 2008 there were 4,721,920 shares remaining in escrow. These shares will be released on October 7, 2008.

Ausam has paid no dividends.

CHANGE IN ACCOUNTING POLICIES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008 the Company elected to implement SFAS 157 with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS 157 did not have a material impact on its financial position, results of operations or cash flows. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to the effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.

SFAS 157 (as amended), defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s convertible debt is measured using primarily Level II inputs. See Note 6 in the interim financial statements “Convertible debt”.

CRITICAL ACCOUNTING POLICIES AND PRACTICIES

The Company’s historical consolidated financial statements and notes to the historical consolidated financial statements contain information that is pertinent to the management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management makes estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the Company generally does not change reported cash flows or liquidity. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the Company.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations and impairment of assets. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates, as additional information becomes known.

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2008. See our disclosure of critical accounting policies in the consolidated financial statements included in our form S-1 registration statement containing the Company’s audited financial statements for the year ended December 31, 2007, which was declared effective by the Securities and Exchange Commission on May 14, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have also been recently issued:

Statement 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51. This Statement requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; changes in a parent’s ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. This Statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

SFAS No. 141 (Revised 2007)—Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer of an acquisition achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for the Company for business combinations completed after December 31, 2008.

RELATED PARTY TRANSACTIONS

The following summarizes related party transactions during 2008 and 2007:

a) During the three months ending March 31, 2008, the Company paid $3,598 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

b) Prior to becoming a director on July 5, 2007, a director of the Company participated in and acted as a principal and a broker for a financing that was completed on October 2, 2006 and also participated in and acted as a principal and a broker for three financings completed on February 8, 2007 and, either directly or through companies controlled by him, earned commissions, fees, and broker warrants on funds raised by him. A summary of these transactions follows:

Date	Type of share/nature of transaction	Commissions/ Fees/ Dividends		Broker warrants
October 2, 2006	Common share unit offering	$45,000	(1)	—
February 8, 2007	Common share unit offering	$339,105	(1)	124,761	(1)(4)
February 8, 2007	First Preferred Shares, Series 2 unit offering	$195,000	(1)	65,000	(1)(5)
February 8, 2007	Convertible debt facility	$700,000	(2)	—
February 8, 2007	Acquisition success fee	117,647 Common shares	(3)	—
May 14, 2007	Dividend paid on First Preferred Shares, Series 2	$103,452		—
July 9, 2007	Dividend paid on First Preferred Shares, Series 2	$66,847		—

(1)	Paid/issued to Pembroke Financial Partners, LLC, a company controlled by the director.
(2)	Paid to Pembroke Capital, LLC, a company controlled by the director.
(3)	Earned in connection with the US properties acquisition in the amount of US$300,000, payable in 117,647 Common shares of the Company.
(4)	Exercisable at C$3.25 per Common share until February 8, 2009.
(5)	Exercisable at C$3.75 per Common share until February 8, 2009.

All related party transactions were in the normal course of operations and have been measured at exchange amounts established and agreed to by the related parties and which are similar to those that Ausam would expect to have negotiated with third parties in similar circumstances.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the United States, in order to maintain exploration and drilling rights on its properties, the Company is required to pay lease rentals to lease holders. In Australia, in order to maintain current rights of tenure to exploration and mining tenements the Company has exploration expenditure requirements up until expiry of the leases. These obligations are subject to renegotiation upon expiry of the leases. The Company has lease rental commitments in the US and discretionary exploration expenditure requirements in Australia up until expiry of the leases. This table does not include leases or permits where the Company intends to relinquish its rights, and the amounts are not provided for in the financial statements. Lease rental payments have been estimated for only the next 12 month period, since the continuation of these rentals will be conditional upon exploration and drilling success and are assessed on an ongoing basis. The following summarizes commitments as at December 31, 2007 and have not changed significantly as at March 31, 2008:

Year ended December 31, 2007

Not later than one year	$1,122,000
Later than one year but not later than 2 years	—
Later than 2 years but not later than 5 years	—
Total	$1,122,000

In addition future minimum annual operating lease payments for office space and equipment are as follows:

2008	$198,213
2009	176,417
2010	173,989
2011	173,989
2012	68,754
Thereafter	—
Total	$791,362

OFF-BALANCE SHEET ARRANGEMENTS

Currently the Company does not have any off-balance sheet arrangements.

PROPOSED TRANSACTIONS AND SUBSEQUENT EVENTS

None.

RISKS

The Company has incurred net losses since its inception. The Company’s success depends on its being able to continue its ongoing and future operations. The Company’s business is subject to a number of risks which are beyond the Company’s control. These risks can be categorized as operational, financial and regulatory risks. In addition, certain directors and officers of the Company are involved with other firms, some of which may have interests that conflict with the interests of the Company.

Operational risks include successfully finding and developing oil and natural gas reserves economically, marketing the production from these reserves, product deliverability uncertainties (including as to having satisfactory transportation arrangements), hiring and retaining skilled employees and contractors necessary to continue the Company’s ongoing and future operations and conducting these operations in a cost effective and safe manner. Failure to manage these operational risks may prevent the Company from pursuing its ongoing and future operations.

Financial risks include the Company being able to access equity and debt capital markets in order to satisfactorily fund its ongoing and future operations. Failure to satisfactorily finance its operations may cause the Company to reduce or cease its oil and natural gas exploration and development activities or to reduce its interests in its properties. Financial risks also arise from fluctuations in commodity prices, interest rates and foreign exchange rates. The Company does not currently have a program in place that would hedge or otherwise mitigate the effect of these fluctuations.

Oil and natural gas exploration, development and production are subject to extensive environmental and other regulation. Changes in government regulation may be costly to the Company and may cause some or all of its ongoing or future operations to be impracticable.

The Company monitors and responds to changes in these risk factors and adheres to regulations governing its operations. Insurance is maintained at levels consistent with prudent industry practice in order to minimize risks to the Company, but the Company is not fully insured against all risks and not all risks are insurable. The Company does not maintain “key man” insurance.

CAUTION REGARDING ESTIMATES

The reader is further cautioned that the preparation of financial statements in accordance with US GAAP requires management to make certain judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Estimating reserves is also critical to several accounting estimates and requires judgments and decisions based upon available geological, geophysical, engineering and economic data. These estimates may change, having either a negative or positive effect on net earnings as further information becomes available, and as the economic environment changes.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion & Analysis constitute forward-looking statements. These statements relate to future events or to future performance. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of the words “anticipate”, “plan”, “continue”, “estimate”, “expect”, “will”, “project”, “should”, “believe”, “predict”, “targeting”, “seek”, “could”, “potential” and similar words. Such forward-looking statements are based on certain assumptions and include, but are not limited to: statements with respect to future capital expenditures, including the amount and nature thereof; oil and gas prices and demand; other development trends of the oil and gas industry; business strategy; expansion and growth of the Company’s business and operations; and other such matters.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements, including, but not limited to: exploration, development and production risks; prices, markets and marketing of crude oil and natural gas; substantial capital requirements; competition; reserves replacement; government regulation and taxation; and other factors discussed under “Risk” in this document and under “Risk Factors” in our Registration Statement on Form S-1 which was declared effective on May 14, 2008.

The Company believes the expectations reflected in the forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct.

Statements relating to “reserves” or “resources” are deemed to be forward looking statements as they involve the implied assessment, based on certain estimates and assumptions, that the resources and reserves described can be profitably produced in the future.

Forward-looking statements included herein should not be unduly relied upon. These statements speak only as of the date of this document. The Company does not undertake any obligation to publicly update or revise any forward looking statements unless required by applicable laws. Any forward-looking information contained herein is expressly qualified by this cautionary statement. The forward-looking statements in this document are provided for the limited purpose of enabling current and potential investors to evaluate an investment in the Company. Readers are cautioned that such statements may not be appropriate, and should not be used for other purposes.

Additional information relating to the Company is available through EDGAR via www.sec.gov, on SEDAR at www.sedar.com and on the Company’s web-site at www.ausamenergy.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Registration Statement on Form S-1 (registration number 333-146853) which was declared effective May 14, 2008, which contains our consolidated financial statements and notes thereto for the year ended December 31, 2007.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risks.

We consider the hypothetical changes in interest rates and prices chosen for estimated sensitivity analyses to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Credit risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the advance of funds to operators of oil and gas wells and through the sale of our oil and natural gas production. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness. Although we have not required counterparties to provide collateral to support their obligation to us, we may, if circumstances dictate, require collateral in the future.

Commodity price risk. We are exposed to market risk as the prices of crude oil and natural gas are subject to fluctuations resulting from changes in supply and demand. We do not at this time engage in hedging or other commodity price risk management arrangements, although we may do so in the future. As a result, any fluctuation in the prices of crude oil and natural gas will directly affect our revenues.

Interest rate risk. Our only outstanding long-term debt facility bears a fixed rate of interest. We maintain cash balances in interest-bearing accounts whose rate fluctuates. The impact on our income is difficult to quantify due to large variations in the amount of money we have on deposit at any given time. For each $1,000,000 we have on deposit, a 1% change in interest rates would affect our income by $10,000.

Item 4T.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We have begun taking steps to comprehensively document and analyze our system of internal controls. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, prior to its applicability to us in connection with our filing of our Annual Report on Form 10-K for the year ending December 31, 2009. In that regard, we have made and expect to continue to make changes in our internal controls over financial reporting. Although these changes may continue to improve our internal controls, there were no changes in our intern al controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 2 , 2008 we received notice that Joan Cudd had filed a lawsuit against our United States subsidiary, Noram Resources, Inc. in the 136th Judicial District Court of Jefferson County, Texas. This is an action to quiet title that also seeks damages and attorneys’ fees. We have filed an answer denying the allegations and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None during the relevant period.

Item 3.	Defaults Upon Senior Securities.

None during the relevant period.

Item 4.	Submission of Matters to a Vote of Security Holders.

None during the relevant period.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibits
3.1*	Articles of Incorporation of Ausam Energy Corporation

3.2*	Bylaws of Ausam Energy Corporation

4.1*	Subscription Agreement dated as of July 3, 2007 among Ausam Energy Corporation, Noram Resources, Inc. and The Huff Energy Fund L.P.

4.2*	Form of Warrant Certificate dated July 3, 2007 for warrants issued to The Huff Energy Fund, L.P.

4.3*	Form of Debenture for $25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 issued by Ausam Energy Corporation and Noram Resources, Inc.

4.4*	Form of Warrant Certificate dated as of February 9, 2007 for warrants issued in connection with issuance of First Preferred Shares, Series 2

4.5*	Form of Warrant Certificate dated as of February 9, 2007 for warrants issued in connection with issuance of Common Shares on February 9, 2007

4.6*	Form of Warrant Certificate dated as of September 7, 2007 for warrants issued in connection with issuance of Common Shares on September 7, 2007

4.7*	Specimen Common Shares certificate

10.1*	Ausam Energy Corporation Option Plan

10.2*	Employment Agreement with Mark G. Avery

10.3*	Employment Agreement with Alastair J. Robertson

10.4*	Employment Agreement with Richard G. Lummis

10.5*	Employment Agreement with Curtis E. Weddle III

10.6*	Employment Agreement with Todd A. Regalado

10.7*	Employment Agreement with Arnold Milton

10.8*	Employment Agreement with Frank Lytle

10.9*	Asset Purchase Agreement dated September 21, 2006 between SKH Management L.P., SKH Management II L.P., SKH Management III LLC, SKH Energy Fund L.P. and Antares Exploration Fund, L.P. and Ausam Energy Corporation

Schedule A Lands and Petroleum and Natural Gas Rights

Schedule B Form of Conveyance

Schedule C Value Allocation

Schedule D Disclosure Schedule

Schedule E Interim Report

Schedule F Form of Participation Agreement

Schedule G Tax Partnership Provisions and Form of Joint Operating Agreement

Schedule H Certificate of Accredited Investor Status

10.10*	Registration Rights Agreement with The Huff Energy Fund L.P.

10.11*	Employment Agreement with Ralph D. Davis

10.12*	Farmin Agreement between Ausam Resources Pty Ltd, Mosaic Oil NL, and Santors (BOL) Pty Ltd

10.13*	Participation and Right of First Offer Agreement dated January 25, 2008 among Ausam Energy Corporation, SKH Management L.P., SKH Management II, L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P.

31.1	Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by Reference to the Exhibit of the same number filed as an exhibit to the Registration Statement of Ausam Energy Corporation on Form S-1 declared effective on May 14, 2008 by the United States Securities and Exchange Commission (File No. 333-146853).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSAM ENERGY CORPORATION

June 28, 2008	/s/ Mark G. Avery
Date	Mark G. Avery, Chief Executive Officer and President

June 28, 2008	/s/ Ralph D. Davis
Date	Ralph D. Davis, Chief Financial Officer