Form 10-Q
period 2008-06-30
Ausam Energy Corp
filed 2008-08-19
CIK 1309237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission file number:

333-146853

AUSAM ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Alberta, Canada	98-0552537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13103 FM 1960 West, Suite 210

Houston, TX 77065

(832) 678-2200

(Address, Including Zip Code, and Telephone Number, including Area Code, of RegisPtrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

Number of shares of the registrant’s common stock outstanding at August 19, 2008: 30,368,337 shares

AUSAM ENERGY CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUSAM ENERGY CORPORATION

As of June 30, 2008 and December 31, 2007

Consolidated Balance Sheets (unaudited)

(in US dollars)

	June 30, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents including $413,680 and $97,649 from discontinued operations	$3,149,700	$9,397,522
Accounts receivable	1,125,778	442,355
Prepaid expenses and deposits	739,729	157,684

	5,015,207	9,997,561
Deferred financing costs	1,788,047	1,839,907
Oil and gas properties utilizing the full cost method of accounting:
Proved and depleteable oil and gas properties, net of depletion (note 3)	2,047,312	2,571,023
Unevaluated oil and gas properties, not subject to depletion, net of impairment (note 3)	45,509,478	41,363,348
Other property and equipment (note 3)	215,879	194,915
Assets held for sale - Discontinued operation (note 8)	1,970,362	2,211,360

	$56,546,284	$58,178,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities
Legal and professional	388,337	829,851
Trade	2,053,737	1,144,118
Liabilities held for sale - Discontinued operations (note 8)	304,498	297,851

	2,746,572	2,271,820
Asset retirement obligations (note 6)	75,160	110,104
Convertible debt (note 5)	18,928,422	17,216,340
Shareholders’ Equity
Preferred shares, no par value, unlimited; shares issued and outstanding: nil	—	—
Common shares (note 4a)	67,531,696	67,531,696
No par value, shares authorized: unlimited; shares issued and outstanding: 30,368,337 (December 31, 2007 - 30,368,337)
Share purchase warrants (note 4a & 4c)	11,118,660	11,118,660
Additional paid-in capital (note 4f)	9,760,480	9,257,863
Accumulated other comprehensive income	3,029,652	2,927,375
Accumulated deficit	(56,644,358)	(52,255,744)

	34,796,130	38,579,850

	$56,546,284	$58,178,114

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Operations and Accumulated Deficit (unaudited)

(in US dollars)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Oil and gas revenue	$1,387,253	$—	$2,354,517	$—
Operating costs before depreciation, depletion and amortization	(169,175)	—	(265,627)	—
Depreciation, depletion and amortization	(463,430)	(21,614)	(924,772)	(26,413)
Gain on sale of oil and gas properties	—	—		—
General and administration expenses (including non-cash compensation of $432,092 (2007 - $1,167,983)	(1,658,726)	(2,628,139)	(3,339,384)	(3,842,083)
Financing	—	—	—	(914,522)
Interest on convertible debentures	(599,115)	—	(1,185,564)	—
Interest	—	(4,604)	—	(4,604)
Accretion of convertible debentures	(277,018)	—	(526,518)	—
Amortization of financing costs	(29,457)	—	(51,601)	—
Interest and other income	23,026	64,836	87,982	158,880

Loss from continuing operations	(1,786,642)	(2,589,521)	(3,850,967)	(4,628,742)
(Loss) income from discontinued operations (note 8)	(236,687)	(1,644,573)	(537,647)	(1,776,991)

Net loss	(2,023,329)	(4,234,094)	(4,388,614)	(6,405,733)
Redemption price of preferred shares in excess of cost	—	(66,912)	—	(293,557)
Dividend on preferred shares	—	(194,950)	—	(315,032)

Net loss applicable to common shareholders	(2,023,329)	(4,495,956)	(4,388,614)	(7,014,322)

Deficit, beginning of period
Deficit, beginning of period	(54,621,029)	(22,418,826)	(52,255,744)	(19,900,460)
Net loss	(2,023,329)	(4,234,094)	(4,388,614)	(6,405,733)
Redemption price of preferred shares in excess of cost	—	(66,912)	—	(293,557)
Dividend on preferred shares	—	(194,950)	—	(315,032)

Deficit, end of period	$(56,644,358)	$(26,914,782)	$(56,644,358)	$(26,914,782)

Net loss per share from continuing operations
Basic and diluted (note 9)	$(0.06)	$(0.09)	$(0.13)	$(0.18)
Net loss per common share
Basic and diluted (note 9)	$(0.07)	$(0.15)	$(0.14)	$(0.27)
Weighted average number of common shares outstanding
Basic	30,368,337	29,925,997	30,368,337	25,939,893
Diluted	30,368,337	29,925,997	30,368,337	25,939,893

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Comprehensive Loss (unaudited)

(in US dollars)

Six months ended June 30	2008	2007
Net Loss	$(4,388,614)	$(6,405,733)
Cumulative translation adjustment	102,277	2,717,803

Comprehensive loss	$(4,286,337)	$(3,687,930)

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statement of Cash Flows (unaudited)

(in US dollars)

	Six months ended June 30, 2008	Six months ended June 30, 2007
	$	$
Cash provided by (used for):
Operating activities
Net loss	(4,388,614)	(6,405,733)
Loss from discontinued operations	(537,647)	(1,776,991)

Net loss from continuing operations	(3,850,967)	(4,628,742)
Add non-cash items:
Depreciation, depletion and amortization	924,772	26,413
Stock based compensation	432,092	1,167,983
Accretion of beneficial conversion feature	526,518	—
Interest added to principal	1,185,564	—
Amortization of financing costs	51,601	—
Changes in non-cash operating working capital
Accounts receivable	(683,422)	(58,736)
Prepaid expenses and deposits	(582,046)	(203,541)
Accounts payable and accrued liabilities	(228,640)	1,204,227
Retirement of asset retirement obligations	(37,997)	—

Cash flows used for continuing operating activities	(2,262,525)	(2,492,396)
Cash flows from (used for) discontinued operating activities (note 8)	(424,205)	122,394

	(2,686,730)	(2,370,002)
Financing activities
Proceeds from issue of common shares and warrants	—	16,701,122
Proceeds from issue of preferred shares and warrants	—	11,980,451
Share issue costs	—	(1,766,900)
Redemption of preferred shares	—	(1,980,000)
Dividend on preferred shares	—	(195,068)

Cash flows provided by financing activities	—	24,739,605
Investing activities
Capital asset additions	(3,870,937)	(21,379,599)

Cash flows from (used in) continuing investing activities	(3,870,937)	(21,379,599)
Cash flows from (used in) discontinued investing activities	331,515	(3,281,397)

	(3,539,422)	(24,660,996)
Effect of currency translation on cash balances	(21,671)	895,986
Decrease in cash and cash equivalents	(6,247,822)	(1,395,407)
Cash and cash equivalents, begnining of period including $97,649 and $473,165 from discontinued operations	9,397,522	2,865,157

Cash and cash equivalents including $413,680 and $162,682 from discontinued operations, end of period	3,149,700	1,469,750

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	—	4,604
Income taxes paid	—	—
NON-CASH ITEMS
Common shares issued for oil and gas properties	—	28,357,672
Common shares issued for acquisition fee	—	263,036
CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	3,149,700	1,153,718
Term deposits	—	316,032

	3,149,700	1,469,750

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(in US dollars)

	Common Stock		Preferred shares		Share purchase warrants	Amount $	Additional paid-in capital $	Accumulated Deficit $	Accumulated Other Comprehensive Income $	Total Shareholders’ Equity $
	Shares	Amount $	Shares	Amount $	Number
Balance, December 31, 2006	10,939,553	25,923,002	—	—	875,000	272,592	4,358,771	(19,900,460)	734,619	11,388,524
Issue of common shares and common share warrants for cash pursuant to private placements at $2.70/unit	6,436,739	14,714,754			3,218,369	2,725,259				17,440,013
Issue of preferred shares and common share warrants for cash pursuant to private placements at $3.00/unit			3,993,333	10,358,185	1,996,667	1,622,266				11,980,451
Redemption price of preferred shares, in excess of cost								(1,868,204)		(1,868,204)
Dividend on preferred shares								(336,937)		(336,937)
Broker/agent warrants issued		(162,660)		(50,932)	694,482	694,589				480,997
Issue costs		(1,985,957)		(195,008)		(678,298)				(2,859,263)
Redemption of preferred shares			(3,993,333)	(10,112,245)						(10,112,245)
Acquisition fee	117,647	263,036								263,036
Acquisition of properties	12,683,429	28,357,672								28,357,672
Issue of common share warrants for cash pursuant to convertible debt offering					4,461,099	6,754,844				6,754,844
Issue of common shares for commitment fee relating to convertible debt offering	190,969	421,849								421,849
Beneficial conversion feature of convertible debt							2,589,567			2,589,567
Noram warrants expired					(875,000)	(272,592)	272,592			—
Stock based compensation							2,036,933			2,036,933
Cumulative translation adjustment									2,192,756	2,192,756
Net (loss)								(30,150,143)		(30,150,143)

Balance, December 31, 2007	30,368,337	67,531,696	—	—	10,370,617	11,118,660	9,257,863	(52,255,744)	2,927,375	38,579,850

Stock based compensation							502,617			502,617
Cumulative translation adjustment									102,277	102,277
Net (loss)								(4,388,614)		(4,388,614)

Balance, June 30, 2008	30,368,337	67,531,696	—	—	10,370,617	11,118,660	9,760,480	(56,644,358)	3,029,652	34,796,130

See accompanying notes to these interim consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Future Operations, Basis of Presentation, and Use of Estimates

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4.4 million, used $2.3 million of cash flow in its continuing operating activities for the six months ended June 30, 2008, and had an accumulated deficit of $56.6 million as at June 30, 2008. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations, and meet its capital investment commitments.

To provide additional financing for the Company’s ongoing operations, the Company secured $25 million in financing on July 4, 2007, of which $10 million was used to redeem preferred shares. As at June 30, 2008, the Company has working capital of $2.16 million from continuing operations which is available for the Company’s future operations.

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

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs and (4) estimates of the fair value of derivative instruments.

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

On January 1, 2008 the Company elected to implement SFAS 157 with the one-year deferral for non-financial assets and liabilities. Given the nature of the Company’s current financial instruments, the adoption of SFAS 157 did not have a material impact on its financial position, results of operations or cash flows. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to the effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.

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

Recent U.S. Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” (“SFAS No. 159”). The statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as those changes occur. This Statement was implemented effective January 1, 2008 and did not have a material effect on the Company’s financial statements

The following accounting pronouncements have also been recently issued:

Statement 161- Disclosures about Derivative Instruments and Hedging Activities An amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

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

EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”) was issued by the Financial Accounting Standards Board in May 2008 . FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective date of FSP APB 14-1 for the Company is January 1, 2009 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. On July 4, 2007, the Company issued a $25 million 9% convertible debenture due July 3, 2012. We are currently evaluating the impact of the provisions of FSP APB 14-1 on our consolidated financial statements as it relates to our convertible debenture.

3.	Oil and gas properties utilizing the full cost method of accounting

The following table provides a summary of the proved and depleteable oil and gas properties and the unevaluated oil and gas properties, not subject to depletion:

	June 30, 2008		December 31, 2007
Proved
United States
Cost	$13,332,407	(1)	$12,979,900
Less: Accumulated depreciation, depletion and amortization	(11,285,095)		(10,408,877)

	2,047,312		2,571,023
Unevaluated
United States
Acquisition cost	43,910,610		40,337,463
Exploration and leasehold carrying costs	1,598,868		1,025,885

	45,509,478	(2)	41,363,348

Total oil and gas properties - net	$47,556,790		$43,934,371

(1) Consists of 2 prospects which are expected to be relinquished under a purchase agreement, and the acquisition and drilling cost of 3 wells, all of which were included in the depletion and amortization and ceiling test calculations in 2007.

(2) Consists of 17 prospects. It is anticipated that there will be four wells drilled on four prospects during 2008 and, subject to drilling success, the acquisition cost of $8.1 million plus the additional cost to drill and complete the wells will be included in the depletion and amortization calculation upon their completion and be depleted on a unit of production basis thereafter. The remaining unproved properties acquisition cost in the amount of $37.4 million will be evaluated, sold or relinquished in 2008, 2009 and 2010. The drilling program is subject to change depending on the success of the program, the Company’s success in farming out part of its interest in the prospects and the Company’s ability to access funds through debt and equity to fund the program.

In the United States, the Company excluded from the depletion calculation costs of $45.5 million (2007 – nil) relating to undeveloped properties. During the three and six months ended June 30, 2007 the Company had no production.

During the six months ended June 30, 2008, $390,296 (2007 – nil) of administration expenses, including stock based compensation, were capitalized.

4.	Share Capital

a)	Common Share Purchase warrants:

The following summarizes Issued Common Share Purchase warrants:

	Warrants	Common Shares	Exercise Price		Expiration Date	Amount
Issued in 2007 for cash in connection with common share unit offering	3,092,684	3,092,684	CDN$	3.25	February 8, 2009	$2,583,410	(1)
Issued in 2007 for cash in connection with preferred share unit offering	1,996,667	1,996,667	CDN$	3.75	February 8, 2009	1,622,266	(1)
Broker/agent warrants issued in 2007	248,372	248,372	CDN$	3.25	February 8, 2009	213,593	(1)
Issued in 2007 for cash in connection with convertible debt offering	4,461,099	4,461,099	CDN$	3.00	July 3, 2012	6,754,844
Issue costs in 2007						(678,298)
Broker/agent warrants issued in 2007	446,110	446,110	CDN$	3.00	July 3, 2012	480,996
Issued in 2007 for cash in connection with common share unit offering	125,685	125,685	CDN$	3.25	September 7, 2009	141,849	(1)

	10,370,617	10,370,617				$11,118,660

(1)	Effective July 16, 2008, the Company was approved by the TSX Venture Exchange to extend the 3,092,684 warrants expiring February 9, 2009 to February 12, 2012, the 1,996,667 warrants expiring February 8, 2009 to February 8, 2012 and the 125,685 warrants expiring September 7, 2009 to September 7, 2012. The Company is evaluating the acccounting impact of the extension

b)	Stock options

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

The compensation cost that has been charged against income for this plan was $432,092 and $1,167,983 for the six months ended 2008 and 2007 respectively. No income tax benefit has been recognized in the income statement for share-based compensation arrangements for 2008 or 2007.

Changes in the number of options, with their weighted average exercise prices, are summarized below:

	2008		2007
	Number	Weighted average exercise price (CDN $)	Number	Weighted average exercise price (CDN $)
Outstanding, beginning of period	2,879,251	3.02	800,000	4.80
Granted	155,000	1.65	1,489,251	2.38
Forfeited	(130,000)	2.38	(40,000)	4.75

Outstanding, end of period	2,904,251	2.90	2,249,251	3.28

Options exercisable, end of period	1,897,834	3.22	1,436,417	3.49

The Company’s non-vested options consist of options granted under the Company’s stock option plan. A summary of the status of non-vested stock options as at June 30, 2008 and changes during the period is presented below.

	2008		2007
	Number	Weighted- average grant date fair value (CDN$)	Number	Weighted- average grant date fair value (CDN$)
Outstanding, beginning of period	1,412,834	2.38	132,000	3.60
Granted	155,000	1.65	1,489,251	2.38
Vested	(41,667)	1.65	(132,000)	3.60
Vested	(473,084)	2.38	(676,417)	2.38
Forfeited	(46,667)	2.38	—	—

Outstanding, end of period	1,006,417	2.39	812,834	2.38

The following table summarizes information about the stock options as at June 30, 2008:

Exercise Price (CDN$)	Number outstanding, June 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value (CDN$)	Number exercisable, June 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value (CDN$)
$ 1.65	155,000	4.6		131,750	41,667	4.6		35,417
$ 2.38	1,419,251	3.8		177,406	946,167	3.8		118,271
$ 2.40	630,000	4.2		63,000	210,000	4.2		21,000
$ 3.75	395,000	1.1		—	395,000	1.1		—
$ 5.50	20,000	1.3		—	20,000	1.3		—
$ 5.75	215,000	2.1		—	215,000	2.1		—
$ 6.50	70,000	1.7		—	70,000	1.7		—

	2,904,251	3.1	2.90	372,156	1,897,834	3.1	3.22	174,688

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of CDN $2.50 as of June 30, 2008 which would have been received by the stock option holders had all stock option holders exercised their option as of that date.

The total fair value of shares vested during the period ended June 30, 2008 was $502,617 (2007 -$1,167,983).

No options were exercised during the periods ended June 30, 2008 and June 30, 2007.

As of June 30, 2008, there was $1,602,675 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

During 2008 the Company determined the fair value of stock options issued using the modified Black-Scholes option pricing model under the following assumptions:

6 months ended June 30	2008
Volatility in the price of the Company’s shares	100%
Expected dividends	0%
Estimated hold period prior to exercise	3 years
Weighted average risk-free interest rate	3.5%
Weighted average fair value per option (CDN$)	$1.25

Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the Canadian dollar yield curve in effect at the time of grant.

c)	Per share amounts

Per share amounts are calculated using the weighted average number of common shares outstanding during the period. The weighted average number and the diluted weighted average number due to options and warrants outstanding, of common shares outstanding during the three months ending June 30, 2008, the three months ending June 30, 2007, the six months ending June 30, 2008 and the six months ending June 30, 2007 are as follows:

	3 months ended June 30		6 months ended June 30
	2008	2007	2008	2007
Weighted average number of common shares outstanding during the period	30,368,337	29,925,997	30,368,337	25,939,893
Diluted weighted average number of common shares outstanding during the period	30,368,337	29,925,997	30,368,337	25,939,893

For 2008 and 2007 the following stock options and share purchase warrants were excluded from the calculation of diluted weighted average number of share outstanding since the effect is anti-dilutive:

2008 - 2,904,251 stock options and 10,370,617 share purchase warrants; 2007 - 2,249,251 stock options and 5,307,723 share purchase warrants.

In addition, for 2008, common shares issuable upon the conversion option on the Convertible Debt were excluded from the calculation of diluted weighted average number of shares outstanding since the effect is anti-dilutive.

d)	Escrow shares

As at June 30, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal security holders of the Corporation were subject to Tier 1 Escrow (the “Escrow”) pursuant to the rules of the TSXV Venture Exchange (“TSXV”). Pursuant to the Escrow as at May 28, 2008 there were 4,721,920 shares remaining in escrow. These shares will be released on October 7, 2008 and are included in the determination of basic earnings per share as their release is only a time-based restriction.

e)	Share information

On September 26, 2007, following prior shareholder approval, the Company consolidated its share capital on a reverse1 for 5 basis. All share information reflects this consolidation.

f)	Additional Paid-In Capital

The following table sets out the changes in additional paid-in capital related to stock based compensation expense:

Balance at December 31, 2007	$9,257,863
Stock based compensation	502,617

Balance at June 30, 2008	$9,760,480

5.	Convertible debt

a) On July 4, 2007 the Company closed $25 million in financing though the issuance of a 9% Convertible Senior Secured Debenture (the “Debenture”) and common share warrants. The principal terms and conditions of the Debenture are: Term – 5 years; Interest - 9% per year, payable in kind from the issuance of additional Debentures for the first two years; and Conversion - the principal amount of the Debentures are convertible into common shares at the US equivalent of CDN$3.00 per common share at any time during the term of the debenture. The Company may, at any time after thirty months from issuance, require the holder to convert in the event that the 30-day volume-weighted average trading price is above CDN$4.50 and that the average trading volume for such 30 day period meets or exceeds 200,000 shares per day. In connection with the Debenture, the Company issued 4,461,099 share purchase warrants, exercisable at $CAD 3.00 until July 3, 2012. The fair values of the Debenture and the warrants were estimated on a relative fair value approach basis.

A beneficial conversion feature (“BCF”) was identified in the amount of $2,589,567 during the assessment of the accounting treatment of the Debenture. This BCF has been deducted from the face amount of the Debenture and is included in Additional Paid in Capital (Note 4f). The beneficial conversion feature is being accreted over its five year term.

The following table sets out the changes in convertible debt during the period:

Balance at December 31, 2007	$17,216,340
Payment of interest in kind	1,185,564
Accretion	526,518
Balance at June 30, 2008	18,928, 422

6.	Asset Retirement Obligation

The following table presents the reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of oil and gas properties.

	June 30, 2008	December 31, 2007
Asset retirement obligation, beginning of period	$180,726	$166,185
Obligations incurred	—	4,053
Accretion expense	4,600	10,488
Amounts expended to retire ARO obligations	(37,997)	—
Change due to exchange rates	7,806	—

Asset retirement obligation, end of period	$155,135	$180,726
Asset retirement obligation, discontinued operations	79,975	70,622

Asset retirement obligations continuing operations	$75,160	$110,104

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $182,000. The obligation was calculated using a credit-adjusted risk free discount rate of 9 percent. The majority of expenditures are expected to be incurred in 2008.

7.	Segmented information

The Company’s reportable segments are United States and Australia. The Company is primarily engaged in the exploration and production of oil and natural gas. The United States assets were acquired on February 8, 2007, and the Australia operations commenced in 1999, upon the inception of the Company. Corporate comprises the parent Company.

Three months ended June 30, 2008
	United States	Australia	Corporate	Total
	$	$	$	$
Revenue, including interest & other income	1,388,518	—	21,761	1,410,279
Net loss from continuing operations	(117,566)	—	(1,669,076)	(1,786,642)
Net loss from discontinued operations	—	(236,687)	—	(236,687)
Interest and accretion of convertible debt	—	—	876,133	876,133
Depreciation, depletion and amortization	462,800	—	630	463,430
Property and equipment	47,772,669	—	—	47,772,669

Three months ended June 30, 2007
	United States	Australia	Corporate	Total
	$	$	$	$
Revenue, including interest & other income	—	—	64,836	64,836
Net loss from continuing operations	(600,783)	—	(1,988,738)	(2,589,521)
Net loss from discontinued operations	—	(1,644,573)	—	(1,644,573)
Depreciation, depletion and amortization	12,452	—	9,162	21,614
Property and equipment	50,144,995	—	22,854	50,167,849

Six months ended June 30, 2008
	United States	Australia	Corporate	Total
	$	$	$	$
Revenue, including interest & other income	2,356,581	—	85,918	2,442,499
Net loss from continuing operations	(505,206)	—	(3,345,761)	(3,850,967)
Net loss from discontinued operations	—	(537,647)	—	(537,647)
Interest and accretion of convertible debt	—	—	1,712,082	1,712,082
Depreciation, depletion and amortization	915,384	—	9,388	924,772
Property and equipment	47,772,669	—	—	47,772,669

Six months ended June 30, 2007
	United States	Australia	Corporate	Total
	$	$	$	$
Revenue, including interest & other income	—	—	158,880	158,880
Net loss from continuing operations	(600,783)	—	(4,027,959)	(4,628,742)
Net loss from discontinued operations	—	(1,776,991)	—	(1,776,991)
Depreciation, depletion and amortization	12,452	—	13,961	26,413
Property and equipment	50,144,995	—	22,854	50,167,849

8.	Discontinued operations

In March, 2008, the directors of the Company approved a plan to dispose of the shares and/or assets of its wholly owned Australian subsidiary, Ausam Resources, Ltd (“ARL”). The decision to sell the Australian assets was due to the change in the company’s focus to development of the North American prospects purchased during 2007. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL to Petroleum Exploration Australia Limited and received a non-refundable deposit of $478,100 (AU$ 500,000) in July 2008. The transaction is scheduled to close on October 1, 2008.

The results of these discontinued operations are as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Oil and gas revenue	$(10,370)	$(47,676)	$(63,880)	(47,676)
Operating costs before depreciation, depletion and amortization	(66,780)	34,525	55,488	34,525
Depreciation, depletion and amortization	34,839	1,526,466	62,328	1,528,300
Gain on sale of oil and gas properties	—	—	—	—
General and administration expenses	284,609	129,604	491,661	306,250
Interest and other income	(5,611)	1,654	(7,950)	(44,408)

(Income) loss from discontinued operations	$236,687	$1,644,573	$537,647	$1,776,991

The assets and liabilities of discontinued operations included in the consolidated balance sheets comprise the following:

	June 30, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$413,680	$97,649
Accounts receivable	18,900	41,870
Prepaid expenses and deposits	1,791	1,643

	434,371	141,162
Oil and gas properties utlilizing the full cost method of accounting:
Proved oil and gas properties, net of depletion	191,226	240,026
Unevaluated oil and gas properties, not subject to depletion, net of impairment	1,725,372	1,893,280
Other property and equipment	33,072	34,541

	$2,384,042	$2,309,009

LIABILITIES
Current
Accounts payable and accrued liabilities
Legal and professional	$—	$—
Trade	220,651	192,358

	220,651	192,358
Advances from joint venture partners, net	3,872	34,871
Asset retirement obligations	79,975	70,622

	$304,498	$297,851

The cash flows from discontinued operations are as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash provided by (used for):
Operating activities
Net loss	$(537,647)	$(1,776,991)
Add non-cash items:
Depreciation, depletion and accretion	62,328	1,528,300
Changes in non-cash working capital
Interest and accounts receivable	22,969	13,150
Prepaid expenses	(148)	451
Accounts payable and accrued liabilities	28,293	357,484

Cash flows provided (used for) operating activities	(424,205)	122,394
Investing activities
Capital asset additions	362,515	(2,978,595)
Decrease in amounts due to joint venture partners	(30,999)	(302,802)

Cash flows provided by (used for) investing activities	331,515	(3,281,397)

Total cash used in discontinued operations	$(92,688)	$(3,159,003)

9.	Earnings per share disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “Loss from continuing operations”, “Loss from discontinued operations” and “Total net loss” for the three months and six months ended June 30, 2008 and 2007:

	For the three months ended June 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share
Net loss from continuing operations	$(1,786,642)	30,368,337	$(0.06)
Net loss from discontinued operations	(236,687)	30,368,337	(0.01)

Total net loss	$(2,023,329)	30,368,337	$(0.07)

	For the three months ended June 30, 2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share
Net loss from continuing operations	$(2,589,521)	29,925,997	$(0.09)
Net loss from discontinued operations	(1,644,573)	29,925,997	(0.05)

Net loss	(4,234,094)	29,925,997	(0.14)
Less: redemption of preferred shares in excess of cost	(66,912)
Less: Dividend on preferred shares	(194,950)

Total net loss applicable to common shareholders	$(4,495,956)	29,925,997	$(0.15)

	For the six months ended June 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share
Net loss from continuing operations	$(3,850,967)	30,368,337	$(0.13)
Net loss from discontinued operations	(537,647)	30,368,337	(0.01)

Total net loss	$(4,388,614)	30,368,337	$(0.14)

	For the six months ended June 30, 2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic and diluted loss per share
Net loss from continuing operations	$(4,628,742)	25,939,893	$(0.18)
Net loss from discontinued operations	(1,776,991)	25,939,893	(0.07)

Net loss	(6,405,733)	25,939,893	(0.25)
Less: redemption of preferred shares in excess of cost	(293,557)
Less: Dividend on preferred shares	(315,032)

Total net loss applicable to common shareholders	$(7,014,322)	25,939,893	$(0.27)

10.	Related party transactions

The following summarizes related party transactions during 2008 and 2007:

a) During the six months ended June 30, 2008, the Company paid $5,812 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

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

Date	Type of share/nature of transaction	Commissions/ Fees/Dividends	Broker warrants
October 2, 2006	Common share unit offering	$45,000 (1)	—
February 8, 2007	Common share unit offering	$339,105 (1)	124,761	(1) (4)
February 8, 2007	First Preferred Shares, Series 2 unit offering	$195,000 (1)	65,000	(1) (5)
February 8, 2007	Convertible debt facility	$ 700,000 (2)	—
February 8, 2007	Acquisition success fee	117,647 Common shares (3)	—
May 14, 2007	Dividend paid on First Preferred Shares, Series 2	$ 103,452	—
July 9, 2007	Dividend paid on First Preferred Shares, Series 2	$ 66,847	—

(1)	Paid/issued to Pembroke Financial Partners, LLC, a company controlled by the director.

(2)	Paid to Pembroke Capital, LLC, a company controlled by the director.

(3)	Earned in connection with the US properties acquisition in the amount of US$300,000, payable in 117,647 Common shares of the Company.

(4)	Exercisable at C$3.25 per Common share until February 8, 2009.

(5)	Exercisable at C$3.75 per Common share until February 8, 2009.

c) During the six months ended June 30, 2008, the Company paid $61,705 (2007 – nil) of consulting fees to a company owned by a director and former officer of the Company. These fees are included in general and administrative costs.

All related party transactions were in the normal course of operations and have been measured at exchange amounts established and agreed to by the related parties and which are similar to those that Ausam would expect to have negotiated with third parties in similar circumstances.

11.	PROPOSED TRANSACTIONS AND SUBSEQUENT EVENTS

On August 1, 2008, the Company, through its wholly-owned subsidiary Noram Resources, Inc., signed an asset purchase agreement (the “Acquisition Agreement”) with a private company to acquire 20% undivided interest in certain oil gas properties which include approximately 19,500 gross acres (13,800 net acres) located in Caddo Parish, Louisiana, Miller County, Arkansas, and Cass and Marion Counties, Texas.

The purchase price of $20,000,000 is subject to material adjustments based on independent third-party expert reserve reports, which are currently being prepared.

Closing of the purchase is subject to customary terms and conditions, including, but not limited to, satisfactory due diligence as to title and environmental matters. Closing is also dependent upon the Company securing the necessary financing under terms acceptable to the Company’s board of directors. There can be no assurance that such financing can be obtained, or if obtained, obtained under acceptable terms.

On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL to Petroleum Exploration Australia Limited and received a nonrefundable deposit of $478,100 (AU$500,000) in July 2008. The transaction is scheduled to close on October 1, 2008.

12.	LEGAL PROCEEDINGS

On June 2, 2008 we received notice that Joan Cudd had filed a lawsuit against our United States subsidiary, Noram Resources, Inc. in the 136th Judicial District Court of Jefferson County, Texas. This is an action to resolve a dispute over right of way that also seeks damages and attorneys’ fees. We have filed an answer denying the allegations and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

13.	INCOME TAXES

We account for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

We estimate our effective tax rate for six months ended June 30, 2008 to be less than 1%, due primarily to the change in the balance of our valuation allowance. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2008

This discussion and analysis of financial condition and results of operations for the six months ended June 30, 2008 should be read in conjunction with the interim unaudited financial statements and notes thereto for six months ended June 30, 2008, the audited financial statements of Ausam Energy Corporation (“Ausam” or the “Company”), notes thereto and the Management Discussion and Analysis of the Company for the years ended December 31, 2007 and 2006. The financial statements include the accounts of Ausam and the accounts of its wholly owned United States subsidiary, Noram Resources, Inc (“Noram”) and its wholly owned Australian subsidiary, Ausam Resources Pty Ltd (“ARL”). These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in US Dollars. Additional information relating to the Company is available through EDGAR via www.sec.gov, on SEDAR at www.sedar.com and on the Company’s web-site at www.ausamenergy.com.

OVERVIEW

Ausam is a public oil and gas exploration and production company trading on the TSXV under the symbol “AZE”, with operations and oil and gas properties in the United States and Australia. The Company has also filed a registration statement on Form S-1 with the US Securities and Exchange Commission that was declared effective on May 14, 2008 (registration statement number 333-146853). The Company is not listed and has not had any stock trading on US stock exchanges.

The primary focus of Ausam’s business is now in the United States rather than Australia. The United States market, at least in the Gulf Coast region, is characterized by strong energy demand and available infrastructure for the transportation of natural gas to market. The Company’s prospects in Texas and Louisiana, and one in Mississippi, are all located within two miles of existing pipelines allowing us the opportunity to more readily connect any commercial production to the market. The prospect in Arkansas and two of the prospects in Mississippi are located between two and ten miles from pipeline infrastructure, which will require additional time and cost to connect any commercial production. The actual amount of time and the cost associated with the construction of any gathering or connecting pipeline to a market accessible pipeline can not be reliably determined until such time as commercial production is established and in the event commercial production is established. The prospect the Company owns in Alabama is an oil prospect whose commerciality is independent of pipeline access.

The oil and gas industry is subject to wide fluctuations in pricing that are largely driven by factors outside of the control of the industry. After a period of relatively low prices, which resulted in a decline in available equipment, fewer personnel entering the industry, and low drilling and exploration rates, we are currently in a phase of relatively high prices with resulting shortages of, and higher costs for, equipment and experienced personnel. Higher demand for drilling equipment and the attendant skilled personnel will cause an incremental increase in cost and increase the risk of delays in our proposed drilling program. In addition, the costs of drill pipe and fuel to operate drilling equipment have risen substantially during the past 12 months. Actual costs and any potential delay can not be reliably determined until such time as a proposed drilling program is confirmed as an actual drilling program, which is dependent upon, but not limited to the completion of detailed drill site title opinion documentation, the sale of interests in the proposed prospect to be drilled, the availability of capital to us and to any of the other participants in the drilling program as well as the availability of suitable drilling equipment, services, and attendant personnel.

The majority of the prospects we currently own were acquired from SKH Management L.P., SKH Management II L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P. (collectively “SKH”). Under the terms of the agreement with SKH, at the time of drilling of a Test Well on any prospect, the Company will convey to SKH a 25% interest in the prospect area that is outside of the spacing unit that contains the Test Well (the “Test Well Unit”). Further, when a Test Well achieves payout, the Company will assign to SKH a 25% interest in the Test Well Unit. In order to carry out these obligations, the Company is required to maintain at least a 25% interest in each of the prospects purchased from SKH (an “SKH Prospect”) and any sale of an SKH Prospect will be subject to the same back-in terms. These terms, while not unusual in the industry, may restrict the Company’s ability to sell or farmout the SKH Prospects.

In the event the drilling of a SKH Prospect is delayed until February 8, 2010, the Company has the obligation to reassign the leases that comprise that SKH Prospect to SKH. As a result of any such re-assignment, the Company would lose its interest in that SKH Prospect, including any delay rentals or other costs it had incurred on the SKH Prospect prior to re-assignment.

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

Further, the trend toward continued improvements in seismic acquisition, processing, re-processing and data interpretation are also expected to benefit the Company’s efforts to locate commercial quantities of hydrocarbons on its prospects, as well as on third party prospects by improving its knowledge of subsurface geology. In certain instances, seismic “markers” have been identified which the Company believes are indicative of the presence of hydrocarbons, which should decrease drilling risk. The petroliferous nature of the United States Gulf Coast, the access to more and better seismic data, and the recent price and forward market increases in the price of natural gas encourages exploration for commercial hydrocarbons at greater depths. Additionally, the increasing awareness, or broadly reported concerns, regarding climate change, or the perception of climate change, has encouraged the wider use of natural gas power generation in preference to liquid, or solid, hydrocarbons.

In order to meet United States domestic demands for energy, and a popular demand for reduced CO2 emissions, there is broader interest in the production and delivery of alternative fuels as well as the proposed increase in receipt and delivery of liquid natural gas (“LNG”), both of which, as well as other potential energy sources, would be in competition with our efforts to drill for, produce and deliver conventionally extracted natural gas. The import of significant volumes of LNG may increase the supply of natural gas to the market. Until such time as a number of LNG terminals are constructed and operational, and depending upon where those potential terminals may be in operation, and most importantly depending upon what is the overall supply and demand character of the market, the Company will be unable to reliably determine what impact the import of a significant volume of LNG may have on its operations.

In March 2008, Ausam’s board reached the decision that it should sell or dispose of its Australian assets and focus solely on its United States assets. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL to Petroleum Exploration Australia Limited. The transaction is schduled to close on October 1, 2008. The Company has also, as part of the change in focus and in order to reduce overhead, closed its Calgary office.

Operational Overview: United States —Corporate

On September 22, 2006, Ausam executed an asset purchase agreement relating to the acquisition of the SKH Prospects for total consideration of $35 million. The $35 million purchase price was comprised of $15 million cash and $20 million in Ausam shares (based on the value of the Ausam shares at that date). The SKH Purchase closed on February 8, 2007 and on February 9, 2007 the Company purchased an additional prospect from SKH. Subsequently, the Company has farmed into two additional prospects owned by unrelated third parties for a total of 22 prospects in the United States.

In connection with the SKH Purchase, the Company incorporated Noram to carry out its operations in the United States. During the first quarter of 2007, Noram established an office in Houston, Texas. The Houston office now has 12 employees and consultants actively working on the rapid exploitation of the SKH Prospects. To date, Noram has participated in three wells in the United States and expects to spud an additional four wells during 2008.

Operational Overview: United States —Drilling

Wethorford (Liberty County, Texas) The RDH Farms #1 well, located on our Wethorford prospect, was spudded on June 28, 2007 and is operated by Ballard Exploration Inc. The well targeted the Yegua/Cook Mountain formations at an anticipated total depth of 14,000 feet. The well was drilled to a total depth of 13,826 feet and encountered two prospective zones. Open-hole log analysis suggests that both prospective zones, described as the 1st and 3rd sands of the Cook Mountain formation, contain gas. The well has entered production with first sale of gas from only the deeper zone, the 3rd sand, commencing on October 24, 2007. The Company retained a 45% working interest (net revenue interest of approximately 33.8%) in the RDH Farms #1 and has expended approximately $2.9 million to date. The well has produced approximately 530 MMcf of gas and 13,040 bbls of condensate (gross production) through June 30, 2008.

Quatre (Calcasieu Parish, Louisiana) The Fisher Lindsey #1 well, located on the Quatre prospect, was spudded on November 12, 2007 and is operated by Browning Oil Company, Inc. The well intersected the Hackberry Sands formations at a depth of 10,762 feet. The Company held a 16.8% working interest before casing point and holds 12.6% interest after casing point (net revenue interest of approximately 9.2%), by way of a farmin agreement. The well was cased and perforated on January 8, 2008. Surface facilities were constructed, a pipeline right-of-way was selected, a pipeline was constructed, and the well entered into production on May 2, 2008. The Company has expended approximately $1.1 million to date on the well. The well has produced approximately 230 MMcf of gas and 6,181 bbls of oil (gross production) through June 30, 2008.

Operational Overview: Australia— Corporate (discontinued operations)

General

Our original strategy for operating in Australia was based on our expectation that significant reserves of natural gas could be produced through the use of techniques, such as underbalanced drilling, that had not yet been widely adopted by the Australian oil and gas industry. The Company, through ARL, acquired interests in a diverse portfolio of permits located in Queensland (our primary area of interest in Australia), Western Australia, Victoria and South Australia and negotiated farmin arrangements that permitted us to drill development wells in already producing fields in order to minimize our risk. Although the Company has limited production in Queensland as a result of the Mosaic farmin arrangements, the drilling program in Australia was unsuccessful. Recent seismic acquisition, processing and interpretation in ATP 754P located in Queensland has resulted in eight oil prospects and leads, the exploration of which will require either additional capital or locating one or more farm-in partners.

The Company’s board of directors determined in March 2008 to dispose of the Company’s Australian interests. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL to Pacific Exploration Australia Limited and received a non-refundable deposit of $ 478,100 (AU$500,000) in July 2008. The sale is scheduled to close on October 1, 2008, although no assurance can be given that it will close.

EP 321, EP 407 (Western Australia)

During the first quarter of 2007, ARL was approached by two parties to farmin to the Warro gas prospect in EP 321 and EP 407. ARL subsequently reached an agreement to sell its interests in Western Australia to Latent Petroleum Ltd for $478,100 (AU$ 500,000) and closed on the sale on May 5, 2008.

Operational Overview: Australia— Drilling and Seismic (discontinued operations)

Seismic Acquisition (ATP 754P — Queensland)

ARL and Origin Energy Resources Limited (“Origin Energy”, operator) each hold 50% interest in permit ATP 754P, which covers approximately 680,000 gross acres (340,000 acres net to us). Origin Energy had proposed drilling a well in the third quarter of 2008 at a cost of $1.4 million (AU$1.6 million), of which ARL would pay 50% unless the interest was farmed out or sold. Origin Energy has indicated that it may propose shooting additional seismic in lieu of drilling the proposed well. The Company expects to have disposed of its interest in ARL prior to being required to fund this well or seismic program.

Proposed Drilling Program— United States

The Company drilled three prospects in 2007, and expects to drill four prospects (three of which the Company currently owns and one of which it has farmed into) and acquire significant amounts of new seismic data during 2008. The Company expects to drill selected SKH Prospects, but in joint venture with partners who are experienced in the oil and gas business. Further, the Company expects to drill, sell, or relinquish the remaining SKH Prospects in 2009 and 2010. The Company does not have any contractual commitments with respect to the drilling of these wells. The Company does not intend to maintain 100% ownership in any of the SKH Prospects or any prospect. The Company’s drilling program is subject to change based upon a wide range of factors including equipment availability, weather, joint venture partners, and regulatory issues.

As of the date hereof, the Company’s budget projects that it will receive approximately $0.8 million from partners as re-imbursement of prospect acquisition costs and approximately $17.5 million to contribute to the funding of drilling costs during 2008. In the event that the Company is unable to enter into binding agreements with drilling partners, or if its drilling partners fail to fund their commitments, the Company may have to either delay drilling of a well until it has found replacement partners or to fund the entire amount of the well itself.

As of June 30, 2008, the Company had $2.7 million in cash in continuing operations. These funds, together with funds expected to be received from production, funds expected to be received from farmout arrangements, and funds from an equity offering the Company has planned in the third quarter of 2008, are considered by management to be sufficient to finance the majority of the short term drilling and exploration program, seismic acquisition, and operating expenses as outlined above. If the Company does not receive funds from working interest partners, or from the equity offering the Company plans for the third quarter of 2008, it will either postpone all or a portion of its drilling program, find replacement partners, or fund the additional expenses itself.

Actual drilling results as well as the evaluation of and participation in other drilling opportunities may change the scope and timing of the Company’s plans. The Company intends to closely manage the timing and participation interest of its drilling program in order to optimize the use of existing funds. Additional funds would be required if the Company pursued the entire program at its current participation interest. However, the Company does not intend or expect to maintain 100% ownership in any of its United States properties and it is actively seeking industry partners. The Company expects to raise additional funds as needed by way of offerings of equity, debt or a combination thereof.

Proposed Drilling Program— Australia (discontinued operations)

Origin Energy has proposed the drilling of a well to test the Mardi oil prospect in ATP 754P during the third quarter of 2008. The Company has not received a final AFE for the well, but initial estimates would place the cost at AU$1.6 million, or net AU$800,000 for ARL’s 50% share. Origin Energy has indicated that it may propose shooting additional seismic in lieu of drilling the proposed well. The Company expects to have disposed of its interest in ARL prior to being required to fund this well or seismic program. In the event it has not done so, it intends to sell ARL’s interest or secure farmout partners to reduce ARL’s interest in this well. The Company has budgeted no funds for drilling or seismic operations in Australia during 2008 and has received cash flows from the sale of properties in the amount of $470,800 less expenditures of $139,288 for a net of $331,515.

Financial overview

Effective July 1, 2007 the reporting currency of the Company was changed from the Canadian dollar to the United States dollar since the majority of the Company’s financing activities, drilling expenditures, debt servicing costs, cash flows and operating costs are now denominated in United States dollars. Unless otherwise stated all information hereafter is expressed in United States dollars. On September 26, 2007, following prior shareholder approval, the Company consolidated its share capital on a one new share for five formerly outstanding shares basis. All share information reflects this consolidation.

SELECTED FINANCIAL INFORMATION

In U.S. Dollars	Three months ended June 30, 2008 (unaudited)	Three months ended June 30, 2007 (unaudited)	Six months ended June 30, 2008 (unaudited)	Six months ended June 30, 2007 (unaudited)	Year ended December 31, 2007
Oil and Gas Revenue	$1,387,253	$—	$2,354,517	—	$241,113
Operating Cost	(169,175)	—	(265,627)	—	(4,882)
Depreciation, depletion and amortization	(463,430)	(21,614)	(924,772)	(26,413)	(10,469,235)
General and administration expenses	(1,658,726)	(2,628,139)	(3,339,384)	(3,842,083)	(7,967,970)
Financing	—	—	—	(914,522)	(938,418)
Interest on Convertible debentures	(599,115)	—	(1,185,564)	—	(1,132,722)
Accretion of beneficial conversion feature	(277,018)	—	(526,518)	—	(425,248)
Amortization of Financing Cost	(29,457)	—	(51,601)	—	—
Interest expense	—	(4,604)	—	(4,604)	(4,729)
Interest and other income	23,026	64,836	87,982	158,880	507,595

Net loss from continuing operations	(1,786,642)	(2,589,521)	(3,850,967)	(4,628,742)	(20,194,496)
Net loss from discontinued operations	(236,687)	(1,644,573)	(537,647)	(1,776,991)	(9,955,647)

Net loss	(2,023,329)	(4,234,094)	(4,388,614)	(6,405,733)	(30,150,143)
Redemption of preferred shares in excess of cost	—	(66,912)	—	(293,557)	(1,868,204)
Dividend on preferred shares	—	(194,950)	—	(315,032)	(336,937)

Net loss applicable to common stock	$(2,023,329)	$(4,495,956)	$(4,388,614)	$(7,014,322)	$(32,355,284)
Net loss per share (fully diluted)	$(0.07)	$(0.15)	$(0.14)	$(0.27)	$(1.15)
Cash – continuing operations			$2,736,020		$9,299,873
Total assets			$56,546,284		$58,178,114
Working capital – continuing operations			$2,159,453		$7,925,943
Convertible debt			$18,928,422		$17,216,340
Shareholders’ equity			$34,796,129		$38,579,850

The loss of $2.0 million for the three months ended June 30, 2008 compared to the $4.5 million for the three months ended June 30, 2007 and the $4.4 million for the six months ended June 30, 2008 compared to $7 million for the six months ended June 30, 2007 reflects the oil and gas revenue from the RDH Farms #1 and the Fisher Lindsey wells in the United States offset by the increased depreciation, depletion and amortization due to commencement of the production, decrease in general and administrative costs, interest and accretion on the convertible debentures and decreased loss from discontinued operations.

Oil and gas revenue

Oil and gas revenue from continuing operations was $1.4 million for the three months ended June 30, 2008, compared to nil for the three months ended June 30, 2007, and $2.4 million for the six months ended June 30, 2008 compared to nil for the same period in 2007. This was due to the production from the RDH Farms #1 well that was completed in the 4th quarter of 2007 and the Fisher Lindsey well which commenced production in May 2008.

Interest and Other Income

Interest and other income decreased to $23,026 for the three months ended June 20, 2008 from $64,836 for the same period in 2007 and was $87,982 for the six months ended June 30, 2008 compared to $158,880 for the six months ended June 30, 2007. The decrease in interest and other income for both quarters in 2008 is due to decreased amounts of funds on deposit during these periods plus declining interest rates during the first six months of 2008 compared to the same period last year.

General and Administrative

General and administrative costs decreased during the three months ended June 30, 2008, to $1,658,726 from $2,628,139 for the same period in 2007 and the six months ended June 30, 2008 to $3,339,384 compared to $3,842,083 for the same period last year. The decrease is due to the closure of the Canadian office and decreased stock compensation expense.

Stock Compensation Expense

Stock option expense, included in general and administration expense, for the three months ended June 30, 2008 was $208,738 compared to $1,081,504 for the same period in 2007. For the six months ended June 30, 2008, the expense decreased to $432,092 from $1,167,983 as there were fewer options vesting in 2008 .

Financing cost

Financing expense was nil for the three months ended June 30, 2008, nil for the three months ended June 30, 2007, and nil for the six months ended June 30, 2008 compared to $914,522 for the six months ended June 30, 2007, and comprises fees paid in connection with securing US$17,800,000 of convertible debt facilities in 2007. These facilities were never used and therefore the fees were expensed.

Interest, accretion, and amortization of financing cost on convertible debt

Interest, accretion, and amortization of financing cost on convertible debt was $599,115, $277,018, and $29,457, respectively for the three months ended June 30, 2008 and was $1,185,564, $526,518, and $51,601 respectively for the six months ended June 30, 2008. These expenses are in connection with the issue of convertible debt and warrants in July 2007. The interest portion comprises the stated interest rate of 9% per year. The beneficial conversion feature recorded as a discount is being accreted to the face value of the debenture over its 5 year life.

Asset Write Down

The Company conducts impairment reviews and ceiling tests on its properties on a quarterly basis. Management determined that there was no additional impairment of the Company’s properties during the three months ended June 30, 2008 or the six months ended June 30, 2008.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization from continuing operations was $463,430 for the three months ended June 30, 2008 and $924,772 for the six months ended June 30, 2008 compared to $26,614 and $26,413 for the same periods in 2007. The large increase is the result of depletion on the commencement of production from the RDH Farms #1 and Fisher Lindsey wells in the US. The amount for the three and six months ended June 30, 2007, only includes depreciation of office furniture and fixtures.

Net loss from discontinued operations

As previously mentioned, Ausam’s board of directors has determined to dispose of the Company’s Australian interests and as such, the operations of the unit have been reported on the Company’s Consolidated Statement of Operations as “Loss from discontinued operations”. The loss from discontinued operations was $236,687 for the three months ended and $537,647 for the six months ended June 30, 2008 compared to $1,644,573 for the three months and $1,776,991 for the six months ended June 30, 2007. The decreased loss was largely attributable to the scale down of the Australian operation in preparation of its sale.

Income Taxes

We estimate our effective tax rate for six months ended June 30, 2008 to be less than 1%, due primarily to the change in the balance of our valuation allowance. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal income tax expense or benefit for financial reporting purposes.

SECOND QUARTER

During the second quarter of 2008, the principal activities of Ausam related to preparation for drilling of six wells in the United States which will commence later in 2008.

During the quarter, the principal cash outflows related to the funding of ongoing operations and capital expenditures. The principal cash inflows were revenue from the RDH Farms #1 and Fisher Lindsey wells in the United States as previously discussed.

QUARTERLY COMPARISON

The following table summarizes financial results for the stated quarters, and has been prepared in accordance with US generally accepted accounting principles, with all figures expressed in United States dollars:

	2008 Q2 $	2008 Q1 $	2007 Q4 $	2007 Q3 $	2007 Q2 $	2007 Q1 $	2006 Q4 $	2006 Q3 $
Revenue, including interest & other income	1,410,279	1,032,220	371,303	280,388	92,084	158,880	58,041	55,530
Net loss applicable to common shareholders	(2,023,329)	(2,365,285)	(20,596,210)	(4,744,752)	—	(7,014,322)	(2,187,246)	(368,152)
Loss per share (basic and diluted)	(0.07)	(0.08)	(0.72)	(0.18)	—	(0.27)	(0.21)	(0.04)

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

As of June 30, 2008, the Company had $3.1 million in cash with $2.7 million in cash and $1.9 million in other current assets from continuing operations. Cash and current assets on hand will not be sufficient to fund our entire proposed drilling program. The funds the Company has on hand together with funds expected to be received from production and funds expected to be received with respect to farmin agreements and funds from an equity offering the Company has planned in the third quarter of 2008 are considered by management to be sufficient to finance the Company’s short term drilling and exploration program, seismic acquisition program and operating expenses.

The Company has funded $1.8 million of its contractual obligation related to its 40% working interest in the Nolte Marsh well, which is its proportionate share of the dry hole costs (“DHC”) set forth in the Authorization for Expenditure (“AFE”). If the well is successful, the Company’s share of the AFE for completion of the well would be an additional $0.5 million. The Company has agreed to pay $0.76 million (of which it has already paid $0.12 million) as its share of the DHC of the Vision Chalk #1 well, and its share of the AFE for completion of that well is $0.1 million. The Company has no other contractual commitments for the drilling of the remaining wells in the 2008 drilling program. The proposed 2008 drilling program aggregate cost is budgeted for $25.2 million, of which $17.5 million is expected to be funded by working interest partners with the remaining $7.8 million being funded by us. As of August 1, 2008, the Company has funded $1.9 million of the $7.8 million in drilling cost. The Company does not have contractual commitments from our prospective partners and has not received funds from them for the wells it proposes to drill. The Company does not expect to receive binding commitments or funds until shortly before drilling commences on each prospect. If the Company does not receive funds from working interest partners, or from the equity offering the Company plans for the third quarter of 2008, it will either postpone all or a portion of the drilling program, find replacement partners, or fund the additional expenses itself.

The drilling program as currently proposed will evaluate four of the SKH Prospects and contemplates two farmins with a third party. Additional development wells may be drilled depending on results.

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

Ausam’s working capital position from continuing operations at June 30, 2008 was $2,159,453 compared to $7,925,943 at December 31, 2007 or a decrease in working capital of $5,766,490. The cash position from continuing operations at June 30, 2008 was $2,736,050 compared to $9,299,873 at December 31, 2007. The decrease in both working capital and cash reflect the funding of operations and oil and gas capital asset additions.

During the six months ended June 30, 2008, there was a cash outflow from continuing operations of $2,262,525 compared to a cash outflow from operations of $2,492,396 for the same period in 2007. The decrease is due to the commencement of production of the RDH Farms #1 and Fisher Lindsey well. The cash used for discontinued operations for the six months ended June 30, 2008 was $424,205 compared to $122,394 cash generated from discontinued operations for the same period in 2007.

There were no financing activities for the six months ended June 30, 2008 compared to a net cash yield of $24,739,605 for the same period in 2007 which included $11,980,451 from the issuance of preferred shares that were partially redeemed during the quarter and $16,701,122 from issue of common shares and warrants that was offset by $1,282,594 in share issue cost.

During the six months ended June 30, 2008, the Company used cash of $3,870,937 for capital asset additions for continued operations, compared to $21,379,599 for the same period in 2007, which primarily related to the SKH Purchase.

EQUITY

As at June 30, 2008 shareholder’s equity was $34.8 million compared to $38.6 million at December 31, 2007. The change reflects the loss for the period and a small increase of $109,577 in accumulated other comprehensive income. There were 30,368,337 Common Shares issued and outstanding at June 30, 2008 and December 31, 2007.

Escrowed Shares

As at June 30, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal security holders of the Corporation were subject to a Tier 2 Value Escrow pursuant to the rules of the TSXV (the “Escrow”). Pursuant to the Escrow, the first release of the securities subject to Escrow (the “Escrow Securities”) was in April 2007, upon the date of the TSXV bulletin confirming final acceptance of the Acquisition. The remainder of the Escrow Securities shall be released 15% at a time, at six-month intervals over a 36-month period. On May 16 2008, as a result of meeting listing requirements that includes having proved reserves as of December 31, 2007 in excess of $2 million, the Company graduated to Tier 1 on the TSXV. As a result, the release of shares from escrow was accelerated, and as of June 30, 2008 there were 4,721,920 shares remaining in escrow. These shares will be released on October 7, 2008.

Ausam has paid no dividends on its common shares.

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

CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2008. See our disclosure of critical accounting policies in the consolidated financial statements included in our form S-1 registration statement containing the Company’s audited financial statements for the year ended December 31, 2007, which was declared effective by the Securities and Exchange Commission on May 14, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have also been recently issued:

Statement 161- Disclosures about Derivative Instruments and Heading Activities An amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

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

EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”) was issued by the Financial Accounting Standards Board in May 2008 . FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective date of FSP APB 14-1 for the Company is January 1, 2009 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. On July 4, 2007, the Company issued a $25 million 9% convertible debenture due July 3, 2012. We are currently evaluating the impact of the provisions of FSP APB 14-1 on our consolidated financial statements as it relates to our convertible debenture

RELATED PARTY TRANSACTIONS

The following summarizes related party transactions during 2008 and 2007:

a) During the six months ending June 30, 2008, the Company paid $5,812 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

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

Date	Type of share/nature of transaction	Commissions/ Fees/Dividends	Broker warrants
October 2, 2006	Common share unit offering	$45,000 (1)	—
February 8, 2007	Common share unit offering	$339,105 (1)	124,761	(1) (4)
February 8, 2007	First Preferred Shares, Series 2 unit offering	$195,000 (1)	65,000	(1) (5)
February 8, 2007	Convertible debt facility	$ 700,000 (2)	—
February 8, 2007	Acquisition success fee	117,647 Common shares (3)	—
May 14, 2007	Dividend paid on First Preferred Shares, Series 2	$ 103,452	—
July 9, 2007	Dividend paid on First Preferred Shares, Series 2	$ 66,847	—

(1)	Paid/issued to Pembroke Financial Partners, LLC, a company controlled by the director.

(2)	Paid to Pembroke Capital, LLC, a company controlled by the director.

(3)	Earned in connection with the US properties acquisition in the amount of US$300,000, payable in 117,647 Common shares of the Company.

(4)	Exercisable at C$3.25 per Common share until February 8, 2009.

(5)	Exercisable at C$3.75 per Common share until February 8, 2009.

c) During the six months ending June 30, 2008, the Company paid $61,705 (2007—nil) of consulting fees to a company owned by a director and former officer of the Company. These fees are included in general and administrative costs.

All related party transactions were in the normal course of operations and have been measured at exchange amounts established and agreed to by the related parties and which are similar to those that Ausam would expect to have negotiated with third parties in similar circumstances.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the United States, in order to maintain exploration and drilling rights on its properties, the Company is required to pay lease rentals to lease holders. In Australia, in order to maintain current rights of tenure to exploration and mining tenements the Company has exploration expenditure requirements up until expiry of the leases. These obligations are subject to renegotiation upon expiry of the leases. The Company has lease rental commitments in the US and discretionary exploration expenditure requirements in Australia up until expiry of the leases. This table does not include leases or permits where the Company intends to relinquish its rights, and the amounts are not provided for in the financial statements. Lease rental payments have been estimated for only the next 12 month period, since the continuation of these rentals will be conditional upon exploration and drilling success and are assessed on an ongoing basis. The following summarizes commitments as at December 31, 2007 and have not changed significantly as at June 30, 2008:

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

PROPOSED TRANSACTIONS AND SUBSEQUENT EVENTS

On August 1, 2008, the Company, through its wholly-owned subsidiary Noram Resources, Inc., signed an asset purchase agreement (the “Acquisition Agreement”) with a private company to acquire 20% undivided interest in certain oil and gas properties which include approximately 19,500 gross acres (13,800 net acres) located in Caddo Parish, Louisiana, Miller County, Arkansas, and Cass and Marion Counties, Texas.

The purchase price of $20,000,000 is subject to material adjustments based on independent third-party expert reserve reports, which are currently being prepared.

Closing of the purchase is subject to customary terms and conditions, including, but not limited to, satisfactory due diligence as to title and environmental matters. Closing is also dependent upon the Company securing the necessary financing under terms acceptable to the Company’s board of directors. There can be no assurance that such financing can be obtained, or if obtained, obtained under acceptable terms.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements, including, but not limited to: exploration, development and production risks; prices, markets and marketing of crude oil and natural gas; substantial capital requirements; competition; reserves replacement; government regulation and taxation; and other factors discussed under “Risks” in this document and under “Risk Factors” in our Registration Statement on Form S-1 which was declared effective on May 14, 2008.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We have begun taking steps to comprehensively document and analyze our system of internal controls. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, prior to its applicability to us in connection with our filing of our Annual Report on Form 10-K for the year ending December 31, 2009. In that regard, we have made and expect to continue to make changes in our internal controls over financial reporting. Although these changes may continue to improve our internal controls, there were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The weakness in our internal controls over financial reporting, discussed below, results in a more than remote likelihood that a material misstatement would not be prevented or detected. Management and the board of directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

We have only 18 employees or consultants. Control deficiencies have been identified within our accounting and financial function and our financial information systems over segregation of duties and user access respectively. Specifically, certain duties are not properly segregated due to the small number of individuals employed in this area. However, management has concluded that considering the employees involved and the control procedures in place, including management and Audit Committee oversight, risks associated with such lack of segregation are not significant enough to justify the expense associated with adding employees to clearly segregate duties. Management is aware that in-house expertise to deal with complex taxation, accounting and reporting issues may not be sufficient. We utilize outside assistance and advice on new accounting pronouncements and complex accounting and reporting issues, which is common with companies of a similar size. Management is of the opinion that none of these control deficiencies has resulted in a misstatement to the financial statements. However, management believes these deficiencies are considered a material weakness resulting in a more-than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As we grow, we plan to expand the number of individuals involved in the accounting function. At the present time, the CEO, CFO, and Vice President, Compliance oversee all material transactions and related accounting records. In addition, the Audit Committee reviews on a quarterly basis the financial statements and our key risks and queries management about significant transactions.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 2, 2008 we received notice that Joan Cudd had filed a lawsuit against our United States subsidiary, Noram Resources, Inc. in the 136th Judicial District Court of Jefferson County, Texas. This is an action to resolve a dispute over right of way that also seeks damages and attorneys’ fees. We have filed an answer denying the allegations and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

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

Schedule A Lands and Petroleum and Natural Gas Rights

Schedule B Form of Conveyance

Schedule C Value Allocation

Schedule D Disclosure Schedule

Schedule E Interim Report

Schedule F Form of Participation Agreement

Schedule G Tax Partnership Provisions and Form of Joint Operating Agreement

Schedule H Certificate of Accredited Investor Status

10.10*	Registration Rights Agreement with The Huff Energy Fund L.P.

10.11*	Employment Agreement with Ralph D. Davis

10.12*	Farmin Agreement between Ausam Resources Pty Ltd, Mosaic Oil NL, and Santors (BOL) Pty Ltd

10.13*	Participation and Right of First Offer Agreement dated January 25, 2008 among Ausam Energy Corporation, SKH Management L.P., SKH Management II, L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P.

10.14	Purchase and Sale Agreement by and among * * * as Seller and Noram Resources, Inc. as Buyer dated Effective August 1, 2008 [SPECIFIC TERMS IN THIS AGREEMENT HAVE BEEN REDACTED BECAUSE CONFIDENTIAL TREATMENT FOR THOSE TERMS HAS BEEN REQUESTED. THE REDACTED MATERIAL HAS BEEN SEPARATELY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE TERMS HAVE BEEN MARKED AT THE APPROPRIATE PLACE WITH THREE ASTERISKS (* * *)].

31.1	Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by Reference to the Exhibit of the same number filed as an exhibit to the Registration Statement of Ausam Energy Corporation on Form S-1 declared effective on May 14, 2008 by the United States Securities and Exchange Commission (File No. 333-146853).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSAM ENERGY CORPORATION

Date: August 19, 2008	/s/ Mark G. Avery
Mark G. Avery
President and Chief Executive Officer

/s/ Ralph D. Davis
Ralph D. Davis
Chief Financial Officer