Form 10-Q/A
period 2008-06-30
Ausam Energy Corp
filed 2008-11-14
CIK 1309237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission file number: 333-146853

AUSAM ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Alberta, Canada	98-0552537
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

13103 FM 1960 West, Suite 210
Houston, TX 77065
(832) 678-2200
(Address, Including Zip Code, and Telephone Number, including Area Code, oj Registrant’s Principal Executive Offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐   No  ☒

          Number of shares of the registrant’s common stock outstanding at November 13, 2008: 31,024,835 shares

AUSAM ENERGY CORPORATION

TABLE OF CONTENTS

Part II –	Other Information

Item 6. Exhibits

Signatures

EXPLANATORY NOTE

          Ausam Energy Corporation (“Ausam”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1) to file an amended Exhibit 10.14 reflecting the current state of the Confidential Treatment Request made by Ausam with respect to Exhibit 10.14. The redacted terms in Exhibit 10.14 have been reduced. The new Exhibit 10.14 is the only change being made to the original Form10-Q for the quarterly period ended June 30, 2008. Accordingly, the unaffected items of the original Form 10-Q are not being repeated in this Amendment No. 1.

          PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1 DOES NOT REFLECT EVENTS OCCURING AFTER THE DATE OF THE ORIGINAL FILING OF THE FORM 10-Q.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibits

3.1*	Articles of Incorporation of Ausam Energy Corporation

3.2*	Bylaws of Ausam Energy Corporation

4.1*	Subscription Agreement dated as of July 3, 2007 among Ausam Energy Corporation, Noram Resources, Inc. and The Huff Energy Fund L.P.

4.2*	Form of Warrant Certificate dated July 3, 2007 for warrants issued to The Huff Energy Fund, L.P.

4.3*	Form of Debenture for $25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 issued by Ausam Energy Corporation and Noram Resources, Inc.

4.4*	Form of Warrant Certificate dated as of February 9, 2007 for warrants issued in connection with issuance of First Preferred Shares, Series 2

4.5*	Form of Warrant Certificate dated as of February 9,2007 for warrants issued in connection with issuance of Common Shares on February 9, 2007

4.6*	Form of Warrant Certificate dated as of September 7, 2007 for warrants issued in connection with issuance of Common Shares on September 7, 2007

4.7*	Specimen Common Shares certificate

10.1*	Ausam Energy Corporation Option Plan

10.2*	Employment Agreement with Mark G. Avery

10.3*	Employment Agreement with Alastair J. Robertson

10.4*	Employment Agreement with Richard G. Lummis

10.5*	Employment Agreement with Curtis E. Weddle III

10.6*	Employment Agreement with Todd A. Regalado

10.7*	Employment Agreement with Arnold Milton

10.8*	Employment Agreement with Frank Lytle

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

Exhibits

10.11*	Employment Agreement with Ralph D. Davis

10.12*	Farmin Agreement between Ausam Resources Pty Ltd, Mosaic Oil NL, and Santors (BOL) Pty Ltd

10.13*

Participation and Right of First Offer Agreement dated January 25, 2008 among Ausam Energy Corporation, SKH Management L.P., SKH Management II, L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P

10.14****

Purchase and Sale Agreement by and among TR Energy Inc, as Seller and Noram Resources, Inc. as Buyer dated Effective August 1, 2008 [SPECIFIC TERMS IN THIS AGREEMENT HAVE BEEN REDACTED BECAUSE CONFIDENTIAL TREATMENT FOR THOSE TERMS HAS BEEN REQUESTED. THE REDACTED MATERIAL HAS BEEN SEPARATELY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE TERMS HAVE BEEN MARKED AT THE APPROPRIATE PLACE WITH THREE ASTERISKS (*    *    *)].

31.1**	Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2**	Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32**	Certifications pursuant to 18 U.S.C. Section 1350***

*

Incorporated by Reference to the Exhibit of the same number filed as an exhibit to the Registration Statement of Ausam Energy Corporation on Form S-l declared effective on May 14, 2008 by the United States Securities and Exchange Commission (File No. 333-146853).

**	Previously filed with the Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 19, 2008.

***

These certifications are to be treated as “accompanying” this report and not “filed” as part of such report. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the registrant specifically incorporates them by reference.

****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008

AUSAM ENERGY CORPORATION

/s/ Mark G. Avery

Mark G. Avery President and Chief Executive Officer

/s/ Ralph D. Davis

Ralph D. Davis Chief Financial Officer