Form 10-Q
period 2008-09-30
Ausam Energy Corp
filed 2008-11-14
CIK 1309237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of shares of the registrant’s common stock outstanding at November 14 , 2008: 31,024,835 shares

AUSAM ENERGY CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUSAM ENERGY CORPORATION

As of September 30, 2008 and December 31, 2007

Consolidated Balance Sheets (unaudited)

(in US dollars)

	September 30, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$825,597	$9,397,522
Accounts receivable	425,764	442,355
Prepaid expenses and deposits	715,415	157,684

	1,966,776	9,997,561
Deferred financing costs	1,758,591	1,839,907
Oil and gas properties net of amortization utilizing the full cost method of accounting:
Proved and depleteable oil and gas properties, net of depletion (note 3)	1,842,003	2,571,023
Unevaluated oil and gas properties, not subject to depletion, net of impairment (note 3)	48,777,625	41,363,348
Other property and equipment (note 3)	224,485	194,915
Assets held for sale - Discontinued operations (note 8)	1,716,159	2,211,360

	$56,285,639	$58,178,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities
Legal and professional	388,337	829,851
Trade	3,318,038	1,144,118
Liabilities held for sale - Discontinued operations (note 8)	171,121	297,851

	3,877,496	2,271,820
Deposits received (note 8)	430,099	—
Asset retirement obligations (note 6)	111,989	110,104

Convertible debt (note 5)	19,854,937	17,216,340

Shareholders’ Equity
Preferred shares, no par value, unlimited; shares issued and outstanding: none	—	—
Common shares (note 4b)	67,531,696	67,531,696
No par value, shares authorized: unlimited; shares issued and outstanding: 30,368,337 (December 31, 2007 - 30,368,337)
Share purchase warrants (note 4a & 4c)	17,601,231	11,118,660
Additional paid-in capital (note 4f)	3,490,536	9,257,863
Accumulated other comprehensive income	2,600,050	2,927,375
Accumulated deficit	(59,212,395)	(52,255,744)

	32,011,118	38,579,850

	$56,285,639	$58,178,114

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Operations and Accumulated Deficit (unaudited)

(in US dollars)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Oil and gas revenue	$1,002,058	$—	$3,356,575	$—
Operating costs before depreciation, depletion and amortization	(24,670)	—	(290,297)	—
Depreciation, depletion and amortization	(395,017)	(19,298)	(1,319,789)	(45,711)
General and administration expenses (including non-cash compensation of $185,876 for the 3 months and $617,968 for the nine months ended 2008 - $524,847 for the 3 months and $1,692,830 for the nine months ended 2007)	(2,117,965)	(2,074,924)	(5,457,349)	(5,917,007)
Financing	—	(25,136)	—	(939,658)
Interest on convertible debentures	(592,563)	(556,290)	(1,778,127)	(556,290)
Interest	—	(43)	—	(4,647)
Accretion of convertible debentures	(306,224)	(167,104)	(832,742)	(167,104)
Amortization of financing costs	(37,476)	—	(89,077)	—
Interest and other income	15,080	187,780	103,062	346,660

Loss from continuing operations	(2,456,777)	(2,655,015)	(6,307,744)	(7,283,757)
	—	—
Loss from discontinued operations (note 8)	(111,260)	(493,185)	(648,907)	(2,270,176)

Net loss	(2,568,037)	(3,148,200)	(6,956,651)	(9,553,933)
Redemption price of preferred shares in excess of cost	—	(1,574,647)	—	(1,868,204)
Dividend on preferred shares	—	(21,905)	—	(336,937)

Net loss applicable to common shareholders	(2,568,037)	(4,744,752)	(6,956,651)	(11,759,074)

Accumulated deficit
Accumulated deficit, beginning of period	(56,644,358)	(26,914,782)	(52,255,744)	(19,900,460)
Net loss	(2,568,037)	(3,148,200)	(6,956,651)	(9,553,933)
Redemption price of preferred shares in excess of cost	—	(1,574,647)	—	(1,868,204)
Dividend on preferred shares	—	(21,905)	—	(336,937)

Accumulated deficit, end of period	$(59,212,395)	$(31,659,534)	$(59,212,395)	$(31,659,534)

Net loss per share from continuing operations
Basic and diluted (note 9)	$(0.08)	$(0.09)	$(0.21)	$(0.27)
Net loss per common share
Basic and diluted (note 9)	$(0.08)	$(0.16)	$(0.23)	$(0.43)
Weighted average number of common shares outstanding
Basic	30,368,337	30,007,966	30,368,337	27,310,818
Diluted	30,368,337	30,007,966	30,368,337	27,310,818

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Comprehensive Loss (unaudited)

(in US dollars)

Nine months ended September 30	2008	2007
Net Loss	$(6,956,651)	$(9,553,933)
Cumulative translation adjustment	(327,325)	2,060,042

Comprehensive loss	$(7,283,976)	$(7,493,891)

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statement of Cash Flows (unaudited)

(in US dollars)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	$	$
Cash provided by (used for):
Operating activities
Net loss	(6,956,651)	(9,553,933)
Net loss from discontinued operations	(648,907)	(2,270,176)

Net loss from continuing operations	(6,307,744)	(7,283,757)
Add non-cash items:
Depreciation, depletion and amortization	1,319,789	45,711
Stock based compensation	617,968	1,692,830
Accretion of beneficial conversion feature	832,742	167,104
Interest added to principal	1,805,855	556,290
Amortization of financing costs	89,077	—
Changes in non-cash operating working capital
Accounts receivable	16,591	(96,436)
Prepaid expenses and deposits	(557,731)	(159,273)
Accounts payable and accrued liabilities	378,105	202,890
Retirement of asset retirement obligations	(45,389)	—

Cash flows used for continuing operating activities	(1,850,737)	(4,874,641)
Cash flows used for discontinued operating activities (note 8)	(678,076)	(255,616)

	(2,528,813)	(5,130,257)
Financing activities
Proceeds from issue of common shares and warrants	—	17,444,857
Proceeds from issue of preferred shares and warrants	—	11,980,451
Share issue costs	—	(2,180,966)
Redemption of preferred shares	—	(11,980,000)
Dividend on preferred shares	—	(336,937)
Proceeds from issue of convertible debt and warrants	—	25,000,000
Issue costs relating to convertible debt and warrants	—	(1,326,522)

Cash flows provided by financing activities	—	38,600,883

Investing activities
Capital asset additions	(6,645,568)	(21,522,877)

Cash flows used in continuing investing activities	(6,645,568)	(21,522,877)
Cash flows from (used in) discontinued investing activities	694,720	(3,653,962)

	(5,950,848)	(25,176,839)
Effect of currency translation on cash balances	(92,264)	2,419,623
Decrease in cash and cash equivalents	(8,571,925)	10,713,410
Cash and cash equivalents, beginning of period	9,397,522	2,865,157

Cash and cash equivalents, end of period	825,597	13,578,567

See accompanying notes to these interim consolidated financial statements.

AUSAM ENERGY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(in US dollars)

	Common Stock		Preferred shares		Share purchase warrants		Additional paid-in capital $	Accumulated Deficit $	Accumulated Other Comprehensive Income $	Total Shareholders’ Equity $
	Shares	Amount $	Shares	Amount $	Number	Amount $
Balance, December 31, 2006	10,939,553	25,923,002	—	—	875,000	272,592	4,358,771	(19,900,460)	734,619	11,388,524
Issue of common shares and common share warrants for cash pursuant to private placements at $2.70/unit	6,436,739	14,714,754			3,218,369	2,725,259				17,440,013
Issue of preferred shares and common share warrants for cash pursuant to private placements at $3.00/unit			3,993,333	10,358,185	1,996,667	1,622,266				11,980,451
Redemption price of preferred shares, in excess of cost								(1,868,204)		(1,868,204)
Dividend on preferred shares								(336,937)		(336,937)
Broker/agent warrants issued		(162,660)		(50,932)	694,482	694,589				480,997
Issue costs		(1,985,957)		(195,008)		(678,298)				(2,859,263)
Redemption of preferred shares			(3,993,333)	(10,112,245)						(10,112,245)
Acquisition fee	117,647	263,036								263,036
Acquisition of properties	12,683,429	28,357,672								28,357,672
Issue of common share warrants for cash pursuant to convertible debt offering					4,461,099	6,754,844				6,754,844
Issue of common shares for commitment fee relating to convertible debt offering	190,969	421,849								421,849
Beneficial conversion feature of convertible debt							2,589,567			2,589,567
Noram warrants expired					(875,000)	(272,592)	272,592			—
Stock based compensation							2,036,933			2,036,933
Cumulative translation adjustment									2,192,756	2,192,756
Net (loss)								(30,150,143)		(30,150,143)

Balance, December 31, 2007	30,368,337	67,531,696	—	—	10,370,617	11,118,660	9,257,863	(52,255,744)	2,927,375	38,579,850

Stock based compensation							715,244			715,244
Cumulative translation adjustment									(327,325)	(327,325)
Warrant modification						6,482,571	(6,482,571)			—
Net (loss)								(6,956,651)		(6,956,651)

Balance, September 30, 2008	30,368,337	67,531,696	—	—	10,370,617	17,601,231	3,490,536	(59,212,395)	2,600,050	32,011,118

See accompanying notes to these interim consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Future operations, basis of presentation and use of estimates

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as of and for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $6.96 million, used $1.9 million of cash flow in its continuing operating activities for the nine months ended September 30, 2008, and had an accumulated deficit of $59.2 million as at September 30, 2008. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities are not be sufficient to satisfy its current obligations, and meet its capital investment commitments.

The Company is building a portfolio of oil and natural gas production, development and exploration opportunities using the funds raised from equity and convertible debt during 2007 and from future operating activities and future offerings of equity and/or debt.

To provide additional financing for the Company’s ongoing operations, the Company secured $25 million in financing on July 4, 2007, of which $10 million was used to redeem preferred shares with the remaining used for the drilling program and operations. As at September 30, 2008, the Company had a working capital deficiency of $1.85 million from continuing operations.

On October 7, 2008, the Company entered into a $2,000,000 short-term credit facility in order to meet its obligations in advance of the closing of the Program and the Offering. The facility bears interest at 9%, payable in cash. A director of the Company provided $1,000,000 of this short-term facility.

On October 17, 2008 the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year if its term; and (iv) at a price of US$2.00 in the fifth year of its term. The Company is evaluating the accounting impact of the early warrant exercise incentive program.

On October 24, 2008, the Company closed a private placement financing (the “Offering”) consisting of 656,501 units (“Units”) at a price of US$1.50 (C$1.92) per Unit, each Unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. All securities issued pursuant to the Offering are subject to a hold period of four months in accordance with applicable Canadian securities laws and TSXV regulations and are restricted securities under United States securities laws. The Company is evaluating the accounting impact of the offering.

If the Company does not receive funds from the early warrant exercise incentive program, or from additional equity offerings in the fourth quarter of 2008, it will postpone all or a portion of its drilling program and may scale down its present operations such that cash flow from production will sustain its ongoing operations.

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

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2008.

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

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies used for the interim consolidated financial statements in accordance with U.S. GAAP are the same as those used to prepare the annual financial statements, except as noted below.

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

Recent U.S. accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” (“SFAS No. 159”). The statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as those changes occur. This Statement was implemented effective January 1, 2008 and did not have a material effect on the Company’s financial statements.

Statement 161—Disclosures about Derivative Instruments and Hedging Activities An amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

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

EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”) was issued by the Financial Accounting Standards Board in May 2008. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective date of FSP APB 14-1 for the Company is January 1, 2009 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. On July 4, 2007, the Company issued a $25 million 9% convertible debenture due July 3, 2012. We are currently evaluating the impact of the provisions of FSP APB 14-1 on our consolidated financial statements as it relates to our convertible debenture.

3.	Oil and gas properties utilizing the full cost method of accounting

The following table provides a summary of the proved and depleteable oil and gas properties and the unevaluated oil and gas properties, not subject to depletion:

	September 30, 2008		December 31, 2007
Proved
United States
Cost	$13,496,446	(1)	$12,979,900
Less: Accumulated depreciation, depletion and amortization	(11,654,443)		(10,408,877)

	1,842,003		2,571,023

Unevaluated
United States
Acquisition cost	45,535,593		40,337,463
Exploration and leasehold carrying costs	3,242,032		1,025,885

	48,777,625	(2)	41,363,348

Total oil and gas properties - net	$50,619,628		$43,934,371

(1)	Consists of 2 evaluated properties which are expected to be relinquished under a purchase agreement, and the acquisition and drilling cost of 3 wells, all of which were included in the depletion and amortization and ceiling test calculations in 2007 and 2008.
(2)	Consists of 17 prospects. One well has been drilled and completed and is currently being readied for production. It is anticipated that there will be an additional well drilled on one prospect during the remainder of 2008 and, subject to drilling success, the acquisition cost of $1.25 million plus the additional cost to drill and complete the well will be included in the depletion and amortization calculation upon its completion and be depleted on a unit of production basis thereafter. The remaining unproved properties acquisition cost in the amount of $44.3 million will be evaluated, sold or relinquished in 2008, 2009 and 2010. The Company is currently in discussion with the seller of certain prospects regarding the extension of the date at which it must return undrilled prospects. There can be no assurance that these discussions will result in an extension of the date at which the Company will be required to return the prospects. The drilling program is subject to change depending on the success of the program, the Company’s success in farming out part of its interest in the prospects and the Company’s ability to access funds through debt and equity to fund the program. If the Company is not successful in these efforts, it could result in future impairment of the properties.

In the United States, the Company excluded from the depletion calculation costs of $48.8 million (2007 – $41.4) relating to undeveloped properties. During the three and nine months ended September 30, 2007 the Company had no production in the United States.

During the nine months ended September 30, 2008, $522,087 (2007 – nil) of administration expenses, including stock based compensation, were capitalized.

4.	Share capital

a)	Common share purchase warrants:

The following summarizes issued common share purchase warrants:

	Warrants	Common Shares	Exercise Price		Expiration Date	Amount
Issued in 2007 for cash in connection with common share unit offering	3,092,684	3,092,684	CDN$	3.25	February 8, 2012	$6,448,398	(1)
Issued in 2007 for cash in connection with preferred share unit offering	1,996,667	1,996,667	CDN$	3.75	February 8, 2012	4,088,901	(1)
Broker/agent warrants issued in 2007	248,372	248,372	CDN$	3.25	February 8, 2009	213,593
Issued in 2007 for cash in connection with convertible debt offering	4,461,099	4,461,099	CDN$	3.00	July 3, 2012	6,754,844
Issue costs in 2007						(678,298)
Broker/agent warrants issued in 2007	446,110	446,110	CDN$	3.00	July 3, 2012	480,996
Issued in 2007 for cash in connection with common share unit offering	125,685	125,685	CDN$	3.25	September 7, 2012	292,797	(1)

	10,370,617	10,370,617				$17,601,231

(1)	Effective July 16, 2008, the Company was approved by the TSX Venture Exchange to extend the 3,092,684 warrants expiring February 8, 2009 to February 8, 2012, the 1,996,667 warrants expiring February 8, 2009 to February 8, 2012 and the 125,685 warrants expiring September 7, 2009 to September 7, 2012. As a result of this extension, the value of the 3,092,684 warrants now expiring February 8, 2012 increased in value by $3,864,989, the 1,966,667 warrants expiring February 8, 2012 by $2,466,635 and the 125,685 warrants expiring September 7, 2012 by $150,948. The Black Scholes valuation model was used to compute the fair value of the warrants as a result of the extension with the offset charged to additional paid in capital.

On October 17, 2008 the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year if its term; and (iv) at a price of US$2.00 in the fifth year of its term. The Company is evaluating the accounting impact of the early warrant exercise incentive program.

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

The compensation cost that has been charged against income for this plan was $185,876 ($212,624 less $26,748 capitalized) for the 3 months ended and $617,968 ($715,244 less $97,276 capitalized) for the nine months ended September 30, 2008 and $524,847 for the three months and $1,692,830 for the nine months ended September 30, 2007. No income tax benefit has been recognized in the income statement for share-based compensation arrangements for 2008 or 2007.

Changes in the number of options, with their weighted average exercise prices, are summarized below:

	2008		2007
	Number	Weighted average exercise price (CDN $)	Number	Weighted average exercise price (CDN $)
Outstanding, beginning of period	2,879,251	3.02	800,000	4.80
Granted	155,000	1.65	2,119,251	2.38
Forfeited	(130,000)	2.38	(40,000)	4.75

Outstanding, end of period	2,904,251	2.90	2,879,251	3.00

Options exercisable, end of period	2,107,834	3.13	1,646,417	3.50

The Company’s non-vested options consist of options granted under the Company’s stock option plan. A summary of the status of non-vested stock options as at September 30, 2008 and changes during the period is presented below.

	2008		2007
	Number	Weighted- average grant date fair value (CDN$)	Number	Weighted- average grant date fair value (CDN$)
Outstanding, beginning of period	1,412,834	2.38	132,000	3.60
Granted	155,000	1.65	2,119,251	2.38
Vested	(41,667)	1.65	(132,000)	3.60
Vested	(473,084)	2.38	(886,417)	2.38
Forfeited	(256,666)	2.38	—	—

Outstanding, end of period	796,417	2.39	1,232,834	2.38

The following table summarizes information about the stock options as at September 30, 2008:

Exercise Price (CDN$)	Number outstanding, September 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value (CDN$)	Number exercisable, September 30, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (CDN$)	Aggregate Intrinsic Value (CDN$)
$1.65	155,000	4.3		7,750	41,667	4.3		2,083
$2.38	1,419,251	3.5		—	946,167	3.5		—
$2.40	630,000	3.9		—	420,000	3.9		—
$3.75	395,000	0.8		—	395,000	0.8		—
$5.50	20,000	1.1		—	20,000	1.1		—
$5.75	215,000	1.8		—	215,000	1.8		—
$6.50	70,000	1.4		—	70,000	1.4		—

	2,904,251	2.9	2.90	7,750	2,107,834	2.9	3.13	2,083

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of CDN $1.70 as of September 30, 2008 which would have been received by the stock option holders had all stock option holders exercised their option as of that date.

The total fair value of shares vested during the period ended September 30, 2008 was $715,244 (2007 -$1,692,830).

No options were exercised during the periods ended September 30, 2008 and September 30, 2007.

As of September 30, 2008, there was $1,144,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

During 2008 the Company determined the fair value of stock options issued using the modified Black-Scholes option pricing model under the following assumptions:

9 months ended September 30	2008
Volatility in the price of the Company’s shares	100%
Expected dividends	0%
Estimated hold period prior to exercise	3 years
Weighted average risk-free interest rate	3.5%
Weighted average fair value per option (CDN$)	$1.25

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

Per share amounts are calculated using the weighted average number of common shares outstanding during the period. The weighted average number and the diluted weighted average number due to options and warrants outstanding, of common shares outstanding during the three months ending September 30, 2008, the three months ending September 30, 2007, the nine months ending September 30, 2008 and the nine months ending September 30, 2007 are as follows:

	3 months ended September 30		9 months ended September 30
	2008	2007	2008	2007
Weighted average number of common shares outstanding during the period	30,368,337	30,007,966	30,368,337	27,310,818
Diluted weighted average number of common shares outstanding during the period	30,368,337	30,007,966	30,368,337	27,310,818

For 2008 and 2007 the following stock options and share purchase warrants were excluded from the calculation of diluted weighted average number of share outstanding since the effect is anti-dilutive:

2008 - 2,904,251 stock options and 10,370,617 share purchase warrants; 2007 - 2,249,251 stock options and 5,307,723 share purchase warrants.

In addition, for 2008 and 2007, common shares issuable upon the conversion option on the Convertible Debt were excluded from the calculation of diluted weighted average number of shares outstanding since the effect is anti-dilutive.

d)	Escrow shares

As of September 30, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal security holders of the Corporation were subject to Tier 1 Escrow (the “Escrow”) pursuant to the rules of the TSXV Venture Exchange (“TSXV”). Pursuant to the Escrow as at May 28, 2008 there were 4,721,920 shares remaining in escrow. These shares were released on October 7, 2008 but were included in the determination of basic earnings per share as their release was only a time-based restriction.

e)	Share information

On September 26, 2007, following prior shareholder approval, the Company consolidated its share capital on a reverse 1 for 5 basis. All share information reflects this consolidation.

f)	Additional Paid-In Capital

The following table sets out the changes in additional paid-in capital related to stock based compensation expense and warrant modification:

Balance December 31, 2007	$9,257,863
Stock based compensation	715,244
Warrant modification (Note 4a)	(6,482,571)

Balance September 31, 2008	$3,490,536

5.	Convertible debt

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

The following table sets out the changes in convertible debt during the period:

Balance at December 31, 2007	$17,216,340
Payment of interest in kind	1,805,855
Accretion	832,742

Balance at September 30, 2008	$19,854,937

6.	Asset retirement obligation

The following table presents the reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of oil and gas properties.

	September 30, 2008	December 31, 2007
Asset retirement obligation, beginning of period	$180,726	$166,185
Obligations incurred	42,414	4,053
Accretion expense	6,409	10,488
Amounts expended to retire ARO obligations	(45,389)	—
Change due to exchange rates	(5,967)	—

Asset retirement obligation, end of period	$178,193	$180,726
Asset retirement obligation, discontinued operations	66,206	70,622

Asset retirement obligations, continuing operations	$111,989	$110,104

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $253,654. The obligation was calculated using a credit-adjusted risk free discount rate of 9 percent. The majority of expenditures are expected to be incurred in 2010 through 2013.

7.	Segmented information

The Company’s reportable segments are United States and Australia. The Company is primarily engaged in the exploration and production of oil and natural gas. The United States assets were acquired on February 8, 2007, and the Australia operations commenced in 1999, upon the inception of the Company. Corporate comprises the parent Company.

Three months ended September 30, 2008

	United States	Australia	Corporate	Total
	$	$	$	$
Revenue	1,002,522	—	14,616	1,017,138
Net loss from continuing operations	(1,092,861)	—	(1,363,916)	(2,456,777)
Net loss from discontinued operations	—	(111,260)	—	(111,260)
Interest and accretion of convertible debt	—	—	898,787	898,787
Depreciation, depletion and amortization	395,017	—	—	395,017
Properties, property and equipment	50,844,113	—	—	50,844,113

Three months ended September 30, 2007

	United States	Australia	Corporate	Total
	$	$	$	$
Revenue	—	—	187,780	187,780
Net loss from continuing operations	(588,820)	—	(2,066,195)	(2,655,015)
Net loss from discontinued operations	—	(493,185)	—	(493,185)
Depreciation, depletion and amortization	17,010	—	2,288	19,298
Properties, property and equipment	52,307,716	—	17,779	52,325,495

Nine months ended September 30, 2008

	United States	Australia	Corporate	Total
	$	$	$	$
Revenue	3,359,103	—	100,534	3,459,637
Net loss from continuing operations	(1,598,067)	—	(4,709,677)	(6,307,744)
Net loss from discontinued operations	—	(648,907)	—	(648,907)
Interest and accretion of convertible debt	—	—	2,610,869	2,610,869
Depreciation, depletion and amortization	1,310,401	—	9,388	1,319,789
Properties, property and equipment	50,844,113	—	—	50,844,113

Nine months ended September 30, 2007

	United States	Australia	Corporate	Total
	$	$	$	$
Revenue	—	—	346,660	346,660
Net loss from continuing operations	(1,189,603)	—	(6,094,154)	(7,283,757)
Net loss from discontinued operations	—	(2,270,176)	—	(2,270,176)
Depreciation, depletion and amortization	29,462	—	16,249	45,711
Properties, property and equipment	52,307,716		17,779	52,325,495

8.	Discontinued operations

In March, 2008, the directors of the Company approved a plan to dispose of the shares and/or assets of its wholly owned Australian subsidiary, Ausam Resources, Ltd (“ARL”). The decision to sell the Australian assets was due to the change in the company’s focus to development of the North American prospects purchased during 2007. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL for AU$ 5,000,000 to Petroleum Exploration Australia Limited and received a non-refundable deposit of $430,099 (AU$ 500,000), which the company recorded as a deposit received, in July 2008. The transaction was scheduled to close on October 1, 2008 but the closing has been postponed at the request of the purchaser until December 31, 2008 Although the Company expects the transaction to close, there can be no assurance that it will close. The results of these discontinued operations are as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Oil and gas revenue	$(34,948)	$(95,588)	$(98,828)	$(143,264)
Operating costs before depreciation, depletion and amortization	188,445	$33,340	243,933	67,865
Depreciation, depletion and amortization	—	$403,546	62,328	1,931,846
General and administration expenses	(35,725)	$148,907	455,936	455,157
Interest and other income	(6,512)	$2,980	(14,462)	(41,428)

Loss from discontinued operations	$111,260	$493,185	$648,907	$2,270,176

The assets and liabilities of discontinued operations included in the consolidated balance sheets comprise the following:

	September 30, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$114,750	$97,649
Accounts receivable	11,654	41,870
Prepaid expenses and deposits	—	1,643
Advances to JV partner	66,348	—

	192,752	141,162
Oil and gas properties utlilizing the full cost method of accounting:
Proved oil and gas properties, net of depletion	226,065	240,026
Unevaluated oil and gas properties, not subject to depletion, net of impairment	1,383,793	1,893,280
Other property and equipment	28,299	34,541

	$1,830,909	$2,309,009

LIABILITIES
Current
Accounts payable and accrued liabilities
Legal and professional	$—	$—
Trade	69,003	192,358

	69,003	192,358
Advances from joint venture partners, net	35,912	34,871
Asset retirement obligations (note 6)	66,206	70,622

	$171,121	$297,851

The cash flows from discontinued operations are as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash provided by (used for):
Operating activities
Net loss	$(648,907)	$(2,270,176)
Add non-cash items:
Depreciation, depletion and accretion	62,328	1,931,846
Changes in non-cash working capital
Accounts receivable	30,216	(18,025)
Prepaid expenses	1,643	(1,139)
Accounts payable and accrued liabilities	(123,356)	101,878

Cash flows used for operating activities	(678,076)	(255,616)

Investing activities
Deposit received	430,099	—
Sale of O & G properties	457,583	—
Capital asset additions	(127,656)	(3,365,987)
Increase (decrease) in amounts due to joint venture partners	(65,306)	(287,975)

Cash flows used for investing activities	694,720	(3,653,962)

Total cash used in discontinued operations	$16,645	$(3,909,578)

9.	Earnings per share disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “Loss from continuing operations”, “Loss from discontinued operations” and “Total net loss” for the three months and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic and diluted loss per share
Net loss from continuing operations	$(2,456,777)	30,368,337	$(0.08)
Net loss from discontinued operations	(111,260)	30,368,337	(0.00)

Total net loss	$(2,568,037)	30,368,337	$(0.08)

	For the three months ended September 30, 2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic and diluted loss per share
Net loss from continuing operations	$(2,655,015)	30,007,966	$(0.09)
Net loss from discontinued operations	(493,185)	30,007,966	(0.02)

Net loss	(3,148,200)	30,007,966	(0.10)
Less: redemption of preferred shares in excess of cost	(1,574,647)
Less: Dividend on preferred shares	(21,905)

Total net loss applicable to common shareholders	$(4,744,752)	30,007,966	$(0.16)

	For the nine months ended September 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic and diluted loss per share
Net loss from continuing operations	$(6,307,744)	30,368,337	$(0.21)
Net loss from discontinued operations	(648,907)	30,368,337	(0.02)

Total net loss	$(6,956,651)	30,368,337	$(0.23)

	For the nine months ended September 30, 2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic and diluted loss per share
Net loss from continuing operations	$(7,283,757)	27,310,818	$(0.27)
Net loss from discontinued operations	(2,270,176)	27,310,818	(0.08)

Net loss	(9,553,933)	27,310,818	(0.35)
Less: redemption of preferred shares in excess of cost	(1,868,204)
Less: Dividend on preferred shares	(336,937)

Total net loss applicable to common shareholders	$(11,759,074)	27,310,818	$(0.43)

10.	Related party transactions

The following summarizes related party transactions during 2008 and 2007:

a) During the nine months ended September 30, 2008, the Company paid $12,654 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

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

Date	Type of share/nature of transaction	Commissions/ Fees/Dividends	Broker warrants
October 2, 2006	Common share unit offering	$45,000(1)	—
February 8, 2007	Common share unit offering	$339,105(1)	124,761	(1)(4)
February 8, 2007	First Preferred Shares, Series 2 unit offering	$195,000(1)	65,000	(1)(5)
February 8, 2007	Convertible debt facility	$700,000(2)	—
February 8, 2007	Acquisition success fee	117,647 Common shares (3)	—
May 14, 2007	Dividend paid on First Preferred Shares, Series 2	$103,452	—
July 9, 2007	Dividend paid on First Preferred Shares, Series 2	$66,847	—

(1)	Paid/issued to Pembroke Financial Partners, LLC, a company controlled by the director.
(2)	Paid to Pembroke Capital, LLC, a company controlled by the director.
(3)	Earned in connection with the US properties acquisition in the amount of US$300,000, payable in 117,647 Common shares of the Company.
(4)	Exercisable at C$3.25 per Common share until February 8, 2009.
(5)	Exercisable at C$3.75 per Common share until February 8, 2009.

c) During the nine months ended September 30, 2008, the Company paid $83,938 (2007 – nil) of consulting fees to a company owned by a director and former officer of the Company. These fees are included in general and administrative costs.

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

On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL for AU$ 5,000,000 to Petroleum Exploration Australia Limited and received a nonrefundable deposit of $430,099 (AU$500,000) in July 2008. The transaction was scheduled to close on October 1, 2008 but the closing has been postponed at the request of the purchaser until December 31, 2008. Although we expect it to, there can be no assurance that this transaction will close.

On October 17, 2008 the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year if its term; and (iv) at a price of US$2.00 in the fifth year of its term. The Company is evaluating the accounting impact of the early warrant exercise incentive program.

At the annual and special meeting of its shareholders held on October 23, 2008, the shareholders of the Company approved the change of name of the Company from Ausam Energy Corporation to Noram Resources, Inc., the continuance of the Company from the province of Alberta to the State of Delaware, the extension of the current stock option plan of the Company, the appointment of KPMG LLP as auditors, and the re-election of directors. The change of name and continuance will become effective upon the making of certain filings with and the receipt of approvals from Alberta Registries, the TSX Venture Exchange (the “TSXV”), and the Secretary of State of Delaware. The change of name and continuance will not affect the stock exchange symbols used by the Company or the ability of shareholders to trade their shares on the TSXV or the OTC Bulletin Board.

On October 24, 2008, the Company closed a private placement financing (the “Offering”) consisting of 656,501 units (“Units”) at a price of US$1.50 (C$1.92) per Unit, each Unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. All securities issued pursuant to the Offering are subject to a hold period of four months in accordance with applicable Canadian securities laws and TSXV regulations and are restricted securities under United States securities laws. The Company is evaluating the accounting impact of the offering.

Pursuant to Section 6.23(i) of the US$25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 dated July 3, 2007 (the “Debenture”) relating to the Company’s outstanding indebtedness to The Huff Energy Fund, L.P. (the “Holder”), the Company has covenanted not to issue its Common Shares at a price below the then Current Market Price (as defined in the Debenture), or fair market value (as determined by an investment bank agreed upon as between the Company and the holder of the Debenture) if the Common Shares are not listed for trading on a recognized stock exchange. The Debenture does not directly state the appropriate method of valuing Units (as opposed to Common Shares) or the date as to which such valuation would be performed. Although the Company believes that there are arguments that it is in compliance with the Debenture, or that the Holder has approved the issuance of Units or is otherwise estopped to contend that the issuance is an event of non-compliance, the Holder could assert that the Company has breached a covenant contained in the Debenture by virtue of the October 24, 2008 issuance of Units. A breach of this covenant under the Debenture is not an event of default under the Debenture until such breach has continued for a period of 30 days. However, once a breach of this covenant under the Debenture has continued for a period of 30 days, the Holder of the Debenture may, by notice in writing to the Company, declare the entire principal amount and interest then outstanding under the Debenture and all other monies outstanding thereunder to be due and payable and the same shall forthwith become immediately due and payable to the Holder. The Company is currently negotiating with the Holder to obtain a written waiver of any purported breach of a covenant contained in the Debenture which may have occurred as a result of such issuance, but there is no assurance that the Company will be able to obtain such written waiver.

In the event that the Debenture becomes immediately due and payable, the Company would have to re-classify the full amount of indebtedness under the Debenture as a Current Liability. The Company would either have to re-negotiate the terms of the Debenture or obtain financing sufficient to repay the full amount of indebtedness under the Debenture. There can be no assurance that it would be able to do either. If the Company is not able to either re-negotiate the terms of the Debenture or obtain financing to repay it in full, the Holder could seek to foreclose on the Company’s oil and gas prospects and other assets which serve as security for the Debenture.

On October 7, 2008, the Company entered into a $2,000,000 short-term credit facility in order to meet its obligations in advance of the closing of the Program and the Offering. The facility bears interest at 9%, payable in cash. A director of the Company provided $1,000,000 of this short-term facility.

12.	Legal proceedings

On June 2, 2008 the Company received notice that Joan Cudd had filed a lawsuit against the Company’s United States subsidiary, Noram Resources, Inc. in the 136th Judicial District Court of Jefferson County, Texas. This is an action to resolve a dispute over right of way that also seeks damages and attorneys’ fees. The Company has filed an answer denying the allegations and are vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to its financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding

13.	Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax basis of assets and liabilities. The differences relate primarily to the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criterion in determining if a valuation allowance should be provided.

The Company estimates its effective tax rate for nine months ended September 30, 2008 to be less than 1%, due primarily to the change in the amount of our valuation allowance. The effective tax rate represents our estimate of the rate expected to be applicable for the full fiscal year. Due to our operating loss history, we have established a valuation allowance that fully offsets our net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal or foreign income tax expense or benefit for financial reporting purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2008

This discussion and analysis of financial condition and results of operations for the nine months ended September 30, 2008 should be read in conjunction with the interim unaudited financial statements and notes thereto for nine months ended September 30, 2008 and the audited financial statements of Ausam Energy Corporation (“Ausam” or the “Company”), notes thereto and the Management Discussion and Analysis of the Company for the years ended December 31, 2007 and 2006. The financial statements include the accounts of Ausam and the accounts of its wholly owned United States subsidiary, Noram Resources, Inc (“Noram”) and its wholly owned Australian subsidiary, Ausam Resources Pty Ltd (“ARL”). These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in US Dollars. Additional information relating to the Company is available through EDGAR via www.sec.gov, on SEDAR at www.sedar.com and on the Company’s web-site at www.ausamenergy.com.

OVERVIEW

Ausam is a public oil and gas exploration and production company trading on the TSXV under the symbol “AZE” and on the OTC Bulletin Board under the symbol “ASMEF”, with operations and oil and gas properties in the United States and Australia. The Company has filed a registration statement registering certain shares of its common stock on Form S-1 with the U.S. Securities and Exchange Commission that was declared effective on May 14, 2008 (registration statement number 333-146853). The Company is not listed and has not had any stock trading on U.S. stock exchanges.

The primary focus of Ausam’s business is now in the United States rather than Australia. The stock of ARL is subject to a sale agreement, but the transaction has not yet closed. Although we expect it to, there can be no assurance that this transaction will close.

The United States oil and gas market, at least in the Gulf Coast region, is characterized by strong energy demand and available infrastructure for the transportation of natural gas to market. The Company’s prospects in Texas and Louisiana, and one in Mississippi, are all located within two miles of existing pipelines allowing us the opportunity to more readily connect any commercial production to the market. The prospect in Arkansas and two of the prospects in Mississippi are located between two and ten miles from pipeline infrastructure, which will require additional time and cost to connect any commercial production. The actual amount of time and the cost associated with the construction of any gathering or connecting pipeline to a market accessible pipeline can not be reliably determined until such time as commercial production is established and in the event commercial production is established. The prospect the Company owns in Alabama is an oil prospect whose commerciality is independent of pipeline access.

The oil and gas industry is subject to wide fluctuations in pricing that are largely driven by factors outside of the control of the Company. After a period of relatively low prices, which resulted in a decline in available equipment, fewer personnel entering the industry, and low drilling and exploration rates, there was recently a phase of high prices with resulting shortages of, and higher costs for, equipment and experienced personnel. Higher demand for drilling equipment and the attendant skilled personnel would cause an incremental increase in cost and increase the risk of delays in our proposed drilling program. In addition, the costs of drill pipe and fuel to operate drilling equipment rose substantially during the past 12 months, although fuel prices have recently dropped. During the last quarter, there has been a sudden and precipitous drop in prices of oil and gas, resulting in a great deal of uncertainty about the market in the future, causing many companies to drastically revise their exploration plans. This is expected to impact the demand for and cost of drilling rigs and personnel. Actual costs and any potential delays can not be reliably determined until such time as a proposed drilling program is confirmed as an actual drilling program, which is dependent upon, but not limited to the completion of detailed drill site title opinion documentation, the sale of interests in the proposed prospect to be drilled, the availability of capital to us and to any of the other participants in the drilling program as well as the availability of suitable drilling equipment, services, and attendant personnel.

The worldwide credit and capital markets have recently exhibited adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with issuing debt instruments due to, among other things, increased spreads over relevant interest rate benchmarks and affect our ability to access those markets. The Company is assessing and will continue to monitor the effect on its liquidity by the recent events in the global financial markets. We will continue to monitor our capital requirements, the credit and capital markets and circumstances surrounding each of our lenders. We cannot predict with any certainty the impact to us of any further disruptions in the credit environment.

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

In the event the drilling of a SKH Prospect is delayed until February 8, 2010, the Company has the obligation to reassign the leases that comprise that SKH Prospect to SKH. As a result of any such re-assignment, the Company would lose its interest in that SKH Prospect, including any delay rentals or other costs it had incurred on the SKH Prospect prior to re-assignment. The Company is currently in discussion with SKH regarding the extension of the date at which it must return undrilled prospects. There can be no assurance that these discussions will result in an extension of the date at which the Company will be required to return the prospects

The current market cycle features a large differential between the price realized for oil and natural gas on an energy equivalent basis, which has the effect of increasing the effort devoted to oil prospects and oil-prospective regions. A lack of large onshore prospects has caused many of the larger companies to focus their efforts on offshore and on international plays. The Company believes that these trends will benefit it by decreasing competition for natural gas prospects and, in the event it is able to find commercial quantities of hydrocarbons on its prospects, through increased availability of onshore infrastructure capacity.

Further, the trend toward continued improvements in seismic acquisition, processing, re-processing and data interpretation are also expected to benefit the Company’s efforts to locate commercial quantities of hydrocarbons on its prospects, as well as on third party prospects by improving its knowledge of subsurface geology. In certain instances, seismic “markers” have been identified which the Company believes are indicative of the presence of hydrocarbons, which should decrease drilling risk. The petroliferous nature of the United States Gulf Coast, the access to more and better seismic data encourages exploration for commercial hydrocarbons at greater depths. Additionally, the increasing awareness, or broadly reported concerns, regarding climate change, or the perception of climate change, has encouraged the wider use of natural gas power generation in preference to liquid, or solid, hydrocarbons.

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

In March 2008, Ausam’s board reached the decision that it should sell or dispose of its Australian assets and focus solely on its United States assets. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL for AU$ 5,000,000 to Petroleum Exploration Australia Limited and received a non-refundable deposit of $430,099 (AU$ 500,000), which the company recorded as a deposit received, in July 2008. The transaction was scheduled to close on October 1, 2008 but the closing has been postponed at the request of the purchaser until December 31, 2008. Although the Company expects the transaction to close, there can be no assurance that it will close. The Company has also, as part of the change in focus and in order to reduce overhead, closed its Calgary office.

Operational Overview: United States — Corporate

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

In connection with the SKH Purchase, the Company incorporated Noram to carry out its operations in the United States. During the first quarter of 2007, Noram established an office in Houston, Texas. The Houston office now has 12 employees and consultants actively working on the rapid exploitation of the SKH Prospects. To date, Noram has participated in four wells in the United States and expects to spud an additional well during fourth quarter 2008.

Effective July 16, 2008, the company was approved by the TSX Venture Exchange to extend the 3,092,684 warrants expiring February 8, 2009 to February 8, 2012, the 1,996,667 warrants expiring February 8, 2009 to February 8, 2012 and the 125,685 warrants expiring September 7,2009 to September 7, 2012. As a result of this extension, the value of the 3,092,684 warrants now expiring February 8, 2012 increased in value by $3,864,989, the 1,966,667 warrants expiring February 8, 2012 by $2,466,635 and the 125,685 warrants expiring September 7,2012 by $150,948. The Black Scholes valuation model was used to compute the fair value of the warrants as a result of the extension with the offset charged to additional paid in capital.

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

The purchase price of $20,000,000 is subject to material adjustments based on independent third-party expert reserve reports, which are currently being prepared. Closing of the purchase is subject to customary terms and conditions, including, but not limited to, satisfactory due diligence as to title and environmental matters. Closing is also dependent upon the Company securing the necessary financing under terms acceptable to the Company’s board of directors. There can be no assurance that such financing can be obtained, or obtained under acceptable terms.

On October 7, 2008, the Company entered into a $2,000,000 short term credit facility in order to meet its obligations in advance of the closing of the Program and the Offering. The facility bears interest at 9%, payable in cash.

On October 17, 2008 the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year if its term; and (iv) at a price of US$2.00 in the fifth year of its term.

The Incentive Warrants and any Common Shares issuable on the exercise thereof will be subject to a four month hold period commencing on the date of issuance of the Incentive Warrants pursuant to Canadian Securities laws. All Common Shares issuable pursuant to exercises of the Warrants, all Incentive Warrants and all Common Shares issuable on the exercise thereof will be restricted securities under United Stated securities laws, regardless of the jurisdiction of residence of the holder.

If all Warrants eligible to participate in the Program are exercised on or before the expiry of the Early Warrant Exercise Period, the Company would:

•	receive gross proceeds of up to approximately US$13,051,698;

•	issue up to approximately 8,701,132 Common Shares; and

•	issue up to approximately 4,350,566 Incentive Warrants.

If a Warrantholder does not exercise his or her Warrants prior to the end of the Early Warrant Exercise Period, such unexercised Warrants will remain outstanding and will continue to be exercisable for Common Shares on the same terms applicable to such Warrants as they existed prior to the Program. Certain Warrants will not be eligible for the Program (the “Ineligible Warrants”), which include (i) Warrants previously issued to agents as compensation or held by employees of such agents; (ii) Warrants held by insiders of the Company (in excess of an aggregate of 483,279 Warrants held by such insiders which may participate on a pro rata basis); and (iii) Warrants issued by the Company after October 20, 2008. Only Warrantholders who are “accredited investors” under applicable securities laws or who provide satisfactory evidence that they meet the requirements of another exemption from the prospectus and registration requirements of applicable securities laws may participate in the Program.

The Warrants represent all of the outstanding warrants of the Company as at October 20, 2008, other than the Ineligible Warrants, and were originally issued pursuant to the following private placements:

•	3,092,682 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	1,021,666 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	4,461,099 Warrants dated July 3, 2007, having an exercise price of CDN$3.00 and expiring July 3, 2012; and

•	125,685 Warrants dated September 8, 2007, having an exercise price of CDN$3.25 and expiring September 8, 2012.

The Company is currently evaluating the accounting impact of the early warrant exercise incentive program.

At the annual and special meeting of its shareholders held on October 23, 2008, the shareholders of the Company overwhelmingly approved the change of name of the Company from Ausam Energy Corporation to Noram Resources, Inc., the continuance of the Company from the province of Alberta to the State of Delaware, the extension of the current stock option plan of the Company, the appointment of KPMG LLP as auditors, and the re-election of directors. The change of name and continuance will become effective upon the making of certain filings with and the receipt of approvals from Alberta Registries, the TSX Venture Exchange (the “TSXV”), and the Secretary of State of Delaware. The change of name and continuance will not affect the stock exchange symbols used by the Company or the ability of shareholders to trade their shares on the TSXV or the OTC Bulletin Board.

On October 24, 2008, the Company closed a private placement financing (the “Offering”) consisting of 656,501 units (“Units”) at a price of US$1.50 (C$1.92) per Unit, each Unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. All securities issued pursuant to the Offering are subject to a hold period of four months in accordance with applicable Canadian securities laws and TSXV regulations and are restricted securities under United States securities laws.

Operational Overview: United States — Drilling

Wethorford (Liberty County, Texas) The RDH Farms #1 well, located on our Wethorford prospect, was spudded on June 28, 2007 and is operated by Ballard Exploration Inc. The well targeted the Yegua/Cook Mountain formations at an anticipated total depth of 14,000 feet. The well was drilled to a total depth of 13,826 feet and encountered two prospective zones. Open-hole log analysis suggests that both prospective zones, described as the 1st and 3rd sands of the Cook Mountain formation, contain gas. The well has entered production with first sale of gas from only the deeper zone, the 3rd sand, commencing on October 24, 2007. The Company retained a 45% working interest (net revenue interest of approximately 33.8%) in the RDH Farms #1 and has expended approximately $2.9 million to date. The well has produced approximately 655 MMcf of gas and 15,440 bbls of condensate (gross production) through September 30, 2008.

Quatre (Calcasieu Parish, Louisiana) The Fisher Lindsey #1 well, located on the Quatre prospect, was spudded on November 12, 2007 and is operated by Browning Oil Company, Inc. The well intersected the Hackberry Sands formations at a depth of 10,762 feet. The Company held a 16.8% working interest before casing point and holds 12.6% interest after casing point (net revenue interest of approximately 9.2%), by way of a farmin agreement. The well was cased and perforated on January 8, 2008. Surface facilities were constructed, a pipeline right-of-way was selected, a pipeline was constructed, and the well entered into production on May 2, 2008. The Company has expended approximately $1.1 million to date on the well. The well has produced approximately 527 MMcf of gas and 13,480 bbls of oil (gross production) through September 30, 2008.

Nolte Marsh Prospect (Liberty County, Texas) The Nolte Marsh #1 well was spudded on August 2, 2008. The well was operated by Square Mile Energy L.L.C. and intersected the Yegua/Cook Mountain formation and was drilled to a total depth of 13,300 feet with an estimated 50 feet of reservoir sand. Preliminary test results from the Nolte Marsh #1 well indicate that the well will be produced as an oil well. On initial test, the well flowed at a rate of approximately 2.5 MMcf per day and 620 barrels of oil per day, or approximately 1,050 barrel oil equivalent per day, through a 10/64” choke. The Nolte Marsh prospect consists of approximately 120 acres and is owned by Ausam (40.0%), Square Mile Energy L.L.C. (37.5% and operator), PetroReal (17.5%) and 100 Wall Energy Partners (5%).

Vision Chalk Prospect (Tyler County, Texas) The 1H Rice University A-393 well will be spudded during November 2008 with an Authorization for Expenditure (“AFE”) of approximately $7 million. The Company has a 12.5% interest in the well, which is expected to explore the Austin Chalk and Woodbine formations with a horizontal lateral section.

Operational Overview: Australia — Corporate (discontinued operations)

General

The Company, through ARL, acquired interests in a diverse portfolio of permits located in Queensland (our primary area of interest in Australia), Western Australia, Victoria and South Australia. Recent seismic acquisition, processing and interpretation in ATP 754P located in Queensland has resulted in eight oil prospects and leads. Although the Company has limited production in Queensland as a result of the Mosaic farmin arrangements, the drilling program in Australia was unsuccessful.

The Company’s board of directors determined in March 2008 to dispose of the Company’s Australian interests. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL to Pacific Exploration Australia Limited and received a non-refundable deposit of $478,100 (AU$500,000) in July 2008. The sale was scheduled to close on October 1, 2008, but the closing date has been extended until December 31, 2008 at the request of the purchaser. Although we expect the sale to close, there can be no assurance given that the transaction will close.

EP 321, EP 407 (Western Australia)

During 2007, ARL reached an agreement to sell its interests in Western Australia to Latent Petroleum Ltd for $478,100 (AU$ 500,000) and closed on the sale on May 5, 2008.

PEP 166 (Victoria)

During October 2008, ARL sold its 25% interest in PEP 166 in Victoria to the operator of the permit, Lakes Oil NL, for AU$110,000.

Operational Overview: Australia — Drilling and Seismic (discontinued operations)

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

Proposed Drilling Program — United States

The Company drilled three prospects in 2007, two of which are in production, and one well in 2008 which has been completed and is currently being readied for production. The Company expects to drill one additional prospects, of which it has farmed into and acquire significant amounts of new seismic data during 2008. The Company expects to drill selected SKH Prospects, but in joint venture with partners who are experienced in the oil and gas business. Further, the Company expects to drill, sell, or relinquish the remaining SKH Prospects in 2009 and 2010. The Company does not have any contractual commitments with respect to the drilling of these wells. The Company does not intend to maintain 100% ownership in any of the SKH Prospects or any prospect. The Company’s drilling program is subject to change based upon a wide range of factors including financing, equipment availability, weather, joint venture partners, and regulatory issues.

As of September 30, 2008, the Company had $0.7 million in cash for continuing operations. These funds, together with funds expected to be received from production, funds expected to be received from farmout arrangements, funds from short term financings, funds from an early warrant exercise incentive program, and funds from the equity offering in the fourth quarter of 2008, are considered by management to be sufficient to finance the majority of the short term drilling and exploration program, seismic acquisition, and operating expenses as outlined above. If the Company does not receive funds from working interest partners, from the early warrant exercise incentive program, or from the equity offering in the fourth quarter of 2008, it will either postpone all or a portion of its drilling program, find replacement partners. If the Company is not successful in these efforts, it could result in future impairment of the properties.

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

Proposed Drilling Program — Australia (discontinued operations)

Origin Energy has proposed the drilling of a well to test the Mardi oil prospect in ATP 754P during the fourth quarter of 2008 or the first quarter of 2009. The Company has not received a final AFE for the well, but initial estimates would place the cost at AU$1.6 million, or net AU$800,000 for ARL’s 50% share. Origin Energy has indicated that it may propose shooting additional seismic in lieu of drilling the proposed well. The Company expects to have disposed of its interest in ARL prior to being required to fund this well or seismic program. In the event it has not done so, it intends to sell ARL’s interest or secure farmout partners to reduce ARL’s interest in this well. The Company has budgeted no funds for drilling or seismic operations in Australia during 2008 and has received cash flows from the sale of properties in the amount of $470,800 less expenditures of $139,288 for a net of $331,515.

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

SELECTED FINANCIAL INFORMATION

In U.S. Dollars	Three months ended September 30, 2008 (unaudited)	Three months ended September 30, 2007 (unaudited)	Nine months ended September 30, 2008 (unaudited)	Nine months ended September 30, 2007 (unaudited)	Year ended December 31, 2007
Oil and Gas Revenue	$1,002,058	$—	$3,356,575	—	$241,113
Operating Cost	(24,670)	—	(290,297)	—	(4,882)
Depreciation, depletion and amortization	(395,017)	(19,298)	(1,319,789)	(45,711)	(10,469,235)
General and administration expenses	(2,117,965)	(2,074,924)	(5,457,349)	(5,917,007)	(7,967,970)
Financing	—	(25,136)	—	(939,658)	(938,418)
Interest on Convertible debentures	(592,563)	(556,290)	(1,778,127)	(556,290)	(1,132,722)
Accretion of beneficial conversion feature	(306,224)	(167,104)	(832,742)	(167,104)	(425,248)
Amortization of Financing Cost	(37,476)	—	(89,077)	—	—
Interest expense	—	(43)	—	(4,647)	(4,729)
Interest and other income	15,080	187,780	103,062	346,660	507,595

Net loss from continuing operations	(2,456,777)	(2,655,015)	(6,307,744)	(7,283,757)	(20,194,496)
Net loss from discontinued operations	(111,260)	(493,185)	(648,907)	(2,270,176)	(9,955,647)

Net loss	(2,568,037)	(3,148,200)	(6,956,651)	(9,553,933)	(30,150,143)
Redemption of preferred shares in excess of cost	—	(1,574,647)	—	(1,868,204)	(1,868,204)
Dividend on preferred shares	—	(21,905)	—	(336,937)	(336,937)

Net loss applicable to common stock	$(2,568,037)	$(4,744,752)	$(6,956,651)	$(11,759,074)	$(32,355,284)
Net loss per share from continuing operations (fully diluted)	$(0.08)	$(0.09)	$(0.21)	$(0.27)	$(1.15)
Cash – continuing operations			$710,847		$9,299,873
Total assets			$56,285,639		$58,178,114
Working capital (deficiency) – continuing operations			$(1,854,349)		$7,925,943
Convertible debt			$19,854,937		$17,216,340
Shareholders’ equity			$32,011,118		$38,579,850

The loss from continuing operations of $2.5 million for the three months ended September 30, 2008 compared to the $2.7 million for the three months ended September 30, 2007 and the $6.3 million for the nine months ended September 30, 2008 compared to $7.3 million for the nine months ended September 30, 2007 reflects the oil and gas revenue from the RDH Farms #1 and the Fisher Lindsey #1 wells in the United States offset by the increased depreciation, depletion and amortization due to commencement of the production, decrease in general and administrative costs for the year to date, interest and accretion on the convertible debentures and decreased loss from discontinued operations.

Oil and gas revenue

Oil and gas revenue from continuing operations was $1 million for the three months ended September 30, 2008, compared to nil for the three months ended September 30, 2007, and $3.4 million for the nine months ended September 30, 2008 compared to nil for the same period in 2007. This was due to the production from the RDH Farms #1 well that was completed in the 4th quarter of 2007 and the Fisher Lindsey #1 well which commenced production in May 2008.

Interest and Other Income

Interest and other income decreased to $15,080 for the three months ended September 30, 2008 from $187,780 for the same period in 2007 and was $103,062 for the nine months ended September 30, 2008 compared to $346,660 for the nine months ended September 30, 2007. The decrease in interest and other income for the three months ended and nine months ended in 2008 is due to decreased amounts of funds on deposit during these periods plus declining interest rates during the first nine months of 2008 compared to the same period last year.

General and Administrative

General and administrative costs slightly increased during the three months ended September 30, 2008, to $2,117,965 from $2,074,924 for the same period in 2007 but decreased for the nine months ended September 30, 2008 to $5,457,349 compared to $5,917,007 for the same period last year. The decrease is due to the closure of the Canadian office and decreased stock compensation expense.

Stock Compensation Expense

Stock option expense, included in general and administration expense, for the three months ended September 30, 2008 was $186,998 compared to $524,847 for the same period in 2007. For the nine months ended September 30, 2008, the expense decreased to $619,090 from $1,692,830 as there were fewer options vesting in 2008.

Financing cost

Financing expense was $0 for the three months ended September 30, 2008, $25,136 for the three months ended September 30, 2007, and $0 for the nine months ended September 30, 2008 compared to $939,658 for the nine months ended September 30, 2007, and comprises fees paid in connection with securing US$17,800,000 of convertible debt facilities in 2007. These facilities were never used and therefore the fees were expensed.

Interest, accretion, and amortization of financing cost on convertible debt

Interest, accretion, and amortization of financing cost on the convertible debt was $592,563, $306,224, and $37,476, respectively for the three months ended September 30, 2008 compared to $556,290, $167,104 and $0 for the three months ended September 30, 2007. and was $1,778,127, $832,742, and $89,077 respectively for the nine months ended September 30, 2008 compared to $556,290, $167,104 and $0 respectively for the nine months ended September 30, 2007. These expenses are in connection with the issue of convertible debt and warrants in July 2007. The interest portion comprises the stated interest rate of 9% per year. The beneficial conversion feature recorded as a discount and the portion of debt allocated to the warrants is being accreted to the face value of the debenture over its 5 year life.

Asset Write Down

The Company conducts impairment reviews and ceiling tests on its properties on a quarterly basis. Management determined that there was no additional impairment of the Company’s properties during the three months ended September 30, 2008 or the nine months ended September 30, 2008.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization from continuing operations was $395,017 for the three months ended September 30, 2008 and $1,319,789 for the nine months ended September 30, 2008 compared to $19,298 and $45,711 for the same periods in 2007. The large increase is the result of depletion on the commencement of production from the RDH Farms #1 and Fisher Lindsey #1 wells in the US. The amount for the three and nine months ended September 30, 2007, only includes depreciation of office furniture and fixtures.

Net loss from discontinued operations

As previously mentioned, Ausam’s board of directors has determined to dispose of the Company’s Australian interests and as such, the operations of the unit have been reported on the Company’s Consolidated Statement of Operations as “Loss from discontinued operations”. The loss from discontinued operations was $111,260 for the three months ended and $648,907 for the nine months ended September 30, 2008 compared to $493,185 for the three months and $2,270,176 for the nine months ended September 30, 2007. The decreased loss was largely attributable to the scale down of the Australian operation in preparation of its sale.

Income Taxes

The Company estimates its effective tax rate for nine months ended September 30, 2008 to be less than 1%, due primarily to the change in the balance of its valuation allowance. The effective tax rate represents the Company’s estimate of the rate expected to be applicable for the full fiscal year. Due to its operating loss history, the Company has established a valuation allowance that fully offsets its net deferred tax assets, including those related to tax loss carry-forwards, resulting in no regular U.S. federal or foreign income tax expense or benefit for financial reporting purposes.

THIRD QUARTER

During the third quarter of 2008, the principal activities of Ausam related to preparation for drilling of three wells in the United States, one of which has been completed and is currently being readied for production, with another one planned to be spudded in the fourth quarter of 2008.

During the quarter, the principal cash outflows related to the funding of ongoing operations and capital expenditures. The principal cash inflows were revenue from the RDH Farms #1 and Fisher Lindsey #1 wells in the United States as previously discussed.

QUARTERLY COMPARISON

The following table summarizes financial results for the stated quarters, and has been prepared in accordance with US generally accepted accounting principles, with all figures expressed in United States dollars:

	2008 Q3 $	2008 Q2 $	2008 Q1 $	2007 Q4 $	2007 Q3 $	2007 Q2 $	2007 Q1 $	2006 Q4 $
Revenue, including interest & other income	1,017,138	1,410,279	1,032,220	371,303	280,388	92,084	158,880	58,041
Net loss applicable to common shareholders	(2,568,038)	(2,023,329)	(2,365,285)	(20,596,210)	(4,744,752)	—	(7,014,322)	(2,187,246)
Loss per share (basic and diluted)	(0.08)	(0.07)	(0.08)	(0.72)	(0.18)	—	(0.27)	(0.21)

LIQUIDITY AND FINANCIAL CONDITION

The Company does not currently have sufficient cash on hand or generate sufficient cash flow from operations to fund all of its operating, exploration and development activities or potential acquisitions. The Company has therefore relied and will continue to rely upon the sale of equity and debt securities to provide additional financing. There can be no assurance that financing, whether debt or equity, or exercise of warrants, will be available to the Company in the amount required at any particular time or for any period and, if available, that it can be obtained on terms satisfactory to it.

The Company’s financial statements have been prepared assuming that we will continue as a going concern. The audit opinion on our consolidated financial statements dated December 31, 2007, included a qualifying paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financials. In the event we are unable to obtain additional capital, we may have to postpone or curtail our drilling program, which could result in lower future revenues from production.

As of September 30, 2008, the Company had $0.8 million in cash with $0.7 million in cash and $1.14 million in other current assets from continuing operations. Cash and current assets on hand will not be sufficient to fund our entire proposed drilling program. The funds the Company has on hand together with funds expected to be received from production, funds expected to be received with respect to farmout agreements and funds from an equity offering and warrant exchange program the Company is conducting in the fourth quarter of 2008 are considered by management to be sufficient to finance the Company’s short term drilling and exploration program, seismic acquisition program and operating expenses.

The Company has funded $1.8 million of its contractual obligation related to its 40% working interest in the Nolte Marsh #1 well, which is its proportionate share of the dry hole costs (“DHC”) set forth in the Authorization for Expenditure (“AFE”). The well is successful and the Company’s share of the AFE for completion of the well is an additional $0.5 million. The Company has paid $0.76 million as its share of the DHC of the Vision Chalk #1 well, in October 2008 and its share of the AFE for completion of that well is $0.1 million. The Company has no other contractual commitments for the drilling of the remaining wells in the 2008 drilling program.

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

Ausam’s working capital position from continuing operations at September 30, 2008 was a deficiency of $(1,854,349) compared to $7,925,943 at December 31, 2007 or a decrease in working capital of $9,780,292. On October 7, 2008, the Company entered into a $2,000,000 short term credit facility in order to meet its obligations in advance of the closing of additional financings as described in Note 11. The cash position from continuing operations at September 30, 2008 was $710,847 compared to $9,299,873 at December 31, 2007. The decrease in both working capital and cash reflect the funding of operations and oil and gas capital asset additions.

During the nine months ended September 30, 2008, there was a cash outflow from continuing operations of $1,965,992 compared to a cash outflow from operations of $4,874,641 for the same period in 2007. The decrease is due to the commencement of production of the RDH Farms #1 and Fisher Lindsey #1 wells. The cash used for discontinued operations for the nine months ended September 30, 2008 was $678,076 compared to $255,616 the same period in 2007.

There were no financing activities for the nine months ended September 30, 2008 compared to a net cash yield of $38,600,883 for the same period in 2007 which included $11,980,451 from the issuance of preferred shares that were redeemed during the period, a cash outflow of $336,937 in dividends on the preferred shares and $17,444,857 from issue of common shares and warrants that was offset by $2,180,996 in share issue cost. There was also $25,000,000 in proceeds from the issue of convertible debt and warrants offset by $1,326,522 in issue cost.

During the nine months ended September 30, 2008, the Company used cash of $6,645,569 for capital asset additions for continued operations offset by deferred proceeds related to the sale of the ARL of $430,099, compared to $21,522,877 for the same period in 2007, which primarily related to the SKH Purchase. The Company had a cash inflow from discontinued operations investing activities of $262,539 for the nine months ended September 30, 2008 compared to cash used for the same period in 2007 of $3,653,962. The difference is the result of the wind down of the Australian subsidiary in preparation for its sale.

EQUITY

As at September 30, 2008 shareholder’s equity was $32 million compared to $38.6 million at December 31, 2007. The change reflects the loss for the period and a decrease of $327,325 in accumulated other comprehensive income. There were 30,368,337 Common Shares issued and outstanding at September 30, 2008 and December 31, 2007.

Escrowed Shares

As at September 30, 2008 Common Shares issued pursuant to the Company’s initial reverse takeover transaction in 2004 and issued pursuant to the United States properties acquisition (the “Acquisition”), and all Common Shares and Options of the principal security holders of the Corporation were subject to a Tier 2 Value Escrow pursuant to the rules of the TSXV (the “Escrow”). Pursuant to the Escrow, the first release of the securities subject to Escrow (the “Escrow Securities”) was in April 2007, upon the date of the TSXV bulletin confirming final acceptance of the Acquisition. The remainder of the Escrow Securities shall be released 15% at a time, at six-month intervals over a 36-month period. On May 16 2008, as a result of meeting listing requirements that includes having proved reserves as of December 31, 2007 in excess of $2 million, the Company graduated to Tier 1 on the TSXV. As a result, the release of shares from escrow was accelerated, and as of September 30, 2008 there were 4,721,920 shares remaining in escrow. These shares were released on October 7, 2008. The escrowed shares are included in the determination of basic earnings per share.

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2008. See our disclosure of critical accounting policies in the consolidated financial statements included in our form S-1 registration statement containing the Company’s audited financial statements for the year ended December 31, 2007, which was declared effective by the Securities and Exchange Commission on May 14, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have also been recently issued:

Statement 161—Disclosures about Derivative Instruments and Heading Activities An amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

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

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”) was issued by the Financial Accounting Standards Board in May 2008. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effective date of FSP APB 14-1 for the Company is January 1, 2009 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. On July 4, 2007, the Company issued a $25 million 9% convertible debenture due July 3, 2012. We are currently evaluating the impact of the provisions of FSP APB 14-1 on our consolidated financial statements as it relates to our convertible debenture

RELATED PARTY TRANSACTIONS

The following summarizes related party transactions during 2008 and 2007:

a) During the nine months ending September 30, 2008, the Company paid $12,654 (2007 – nil) to a company controlled by a director with respect to the use of office space in the United States.

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

c) During the nine months ending September 30, 2008, the Company paid $83,938 (2007 – nil) of consulting fees to a company owned by a director and former officer of the Company. These fees are included in general and administrative costs.

d) A director of the Company participated in the provision of $1,000,000 of the $2,000,000 short term credit facility described in “Proposed Transactions and Subsequent Events” below.

All related party transactions were in the normal course of operations and have been measured at exchange amounts established and agreed to by the related parties and which are similar to those that Ausam would expect to have negotiated with third parties in similar circumstances.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the United States, in order to maintain exploration and drilling rights on its properties, the Company is required to pay lease rentals to lease holders. In Australia, in order to maintain current rights of tenure to exploration and mining tenements the Company has exploration expenditure requirements up until expiry of the leases. These obligations are subject to renegotiation upon expiry of the leases. The Company has lease rental commitments in the US and discretionary exploration expenditure requirements in Australia up until expiry of the leases. This table does not include leases or permits where the Company intends to relinquish its rights, and the amounts are not provided for in the financial statements. Lease rental payments have been estimated for only the next 12 month period, since the continuation of these rentals will be conditional upon exploration and drilling success and are assessed on an ongoing basis. The following summarizes commitments as at December 31, 2007 and have not changed significantly as at September 30, 2008:

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

PROPOSED TRANSACTIONS AND SUBSEQUENT EVENTS

In March, 2008, the directors of the Company approved a plan to dispose of the shares and/or assets of its wholly owned Australian subsidiary, Ausam Resources, Ltd (“ARL”). The decision to sell the Australian assets was due to the change in the company’s focus to development of the North American prospects purchased during 2007. On June 26, 2008, the Company entered into an agreement to sell all of the shares of ARL for AU$ 5,000,000 to Petroleum Exploration Australia Limited and received a non-refundable deposit of $430,099 (AU$ 500,000), which the company recorded as a deposit received, in July 2008. The transaction was scheduled to close on October 1, 2008 but the closing has been postponed at the request of the purchaser until December 31, 2008. Although the Company expects the transaction to close, there can be no assurance that it will close

On August 1, 2008, the Company, through its wholly-owned subsidiary Noram Resources, Inc., signed an asset purchase agreement (the “Acquisition Agreement”) with a private company to acquire 20% undivided interest in certain oil and gas properties which include approximately 19,500 gross acres (13,800 net acres) located in Caddo Parish, Louisiana, Miller County, Arkansas, and Cass and Marion Counties, Texas.

The purchase price of $20,000,000 is subject to material adjustments based on independent third-party expert reserve reports, which are currently being prepared. Closing of the purchase is subject to customary terms and conditions, including, but not limited to, satisfactory due diligence as to title and environmental matters. Closing is also dependent upon the Company securing the necessary financing under terms acceptable to the Company’s board of directors. There can be no assurance that such financing can be obtained, or obtained under acceptable terms.

On October 7, 2008, the Company entered into a $2,000,000 short term credit facility in order to meet its obligations in advance of the closing of the Program and the Offering. The facility bears interest at 9%, payable in cash.

On October 17, 2008 the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year of its term; and (iv) at a price of US$2.00 in the fifth year of its term.

The Incentive Warrants and any Common Shares issuable on the exercise thereof will be subject to a four month hold period commencing on the date of issuance of the Incentive Warrants pursuant to Canadian Securities laws. All Common Shares issuable pursuant to exercises of the Warrants, all Incentive Warrants and all Common Shares issuable on the exercise thereof will be restricted securities under United Stated securities laws, regardless of the jurisdiction of residence of the holder.

If all Warrants eligible to participate in the Program are exercised on or before the expiry of the Early Warrant Exercise Period, the Company would:

•	receive gross proceeds of up to approximately US$13,051,698;

•	issue up to approximately 8,701,132 Common Shares; and

•	issue up to approximately 4,350,566 Incentive Warrants.

If a Warrantholder does not exercise his or her Warrants prior to the end of the Early Warrant Exercise Period, such unexercised Warrants will remain outstanding and will continue to be exercisable for Common Shares on the same terms applicable to such Warrants as they existed prior to the Program. Certain Warrants will not be eligible for the Program (the “Ineligible Warrants”), which include (i) Warrants previously issued to agents as compensation or held by employees of such agents; (ii) Warrants held by insiders of the Company (in excess of an aggregate of 483,279 Warrants held by such insiders which may participate on a pro rata basis); and (iii) Warrants issued by the Company after October 20, 2008. Only Warrantholders who are “accredited investors” under applicable securities laws or who provide satisfactory evidence that they meet the requirements of another exemption from the prospectus and registration requirements of applicable securities laws may participate in the Program.

The Warrants represent all of the outstanding warrants of the Company as at October 20, 2008, other than the Ineligible Warrants, and were originally issued pursuant to the following private placements:

•	3,092,682 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	1,021,666 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	4,461,099 Warrants dated July 3, 2007, having an exercise price of CDN$3.00 and expiring July 3, 2012; and

•	125,685 Warrants dated September 8, 2007, having an exercise price of CDN$3.25 and expiring September 8, 2012.

The Company is currently evaluating the accounting impact of the early warrant exercise incentive program.

At the annual and special meeting of its shareholders held on October 23, 2008, the shareholders of the Company overwhelmingly approved the change of name of the Company from Ausam Energy Corporation to Noram Resources, Inc., the continuance of the Company from the province of Alberta to the State of Delaware, the extension of the current stock option plan of the Company, the appointment of KPMG LLP as auditors, and the re-election of directors. The change of name and continuance will become effective upon the making of certain filings with and the receipt of approvals from Alberta Registries, the TSX Venture Exchange (the “TSXV”), and the Secretary of State of Delaware. The change of name and continuance will not affect the stock exchange symbols used by the Company or the ability of shareholders to trade their shares on the TSXV or the OTC Bulletin Board.

On October 24, 2008, the Company closed a private placement financing (the “Offering”) consisting of 656,501 units (“Units”) at a price of US$1.50 (C$1.92) per Unit, each Unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. All securities issued pursuant to the Offering are subject to a hold period of four months in accordance with applicable Canadian securities laws and TSXV regulations and are restricted securities under United States securities laws.

Pursuant to Section 6.23(i) of the US$25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 dated July 3, 2007 (the “Debenture”) relating to the Company’s outstanding indebtedness to The Huff Energy Fund, L.P. (the “Holder”), the Company has covenanted not to issue its Common Shares at a price below the then Current Market Price (as defined in the Debenture), or fair market value (as determined by an investment bank agreed upon as between the Company and the holder of the Debenture) if the Common Shares are not listed for trading on a recognized stock exchange. The Debenture does not directly state the appropriate method of valuing Units (as opposed to Common Shares) or the date as to which such valuation would be performed. Although the Company believes that there are arguments that it is in compliance with the Debenture, or that the Holder has approved the issuance of Units or is otherwise estopped to contend that the issuance is an event of non-compliance, the Holder could assert that the Company has breached a covenant contained in the Debenture by virtue of the October 24, 2008 issuance of Units. A breach of this covenant under the Debenture is not an event of default under the Debenture until such breach has continued for a period of 30 days. However, once a breach of this covenant under the Debenture has continued for a period of 30 days, the Holder of the Debenture may, by notice in writing to the Company, declare the entire principal amount and interest then outstanding under the Debenture and all other monies outstanding thereunder to be due and payable and the same shall forthwith become immediately due and payable to the Holder. The Company is currently negotiating with the Holder to obtain a written waiver of any purported breach of a covenant contained in the Debenture which may have occurred as a result of such issuance, but there is no assurance that the Company will be able to obtain such written waiver.

In the event that the Debenture becomes immediately due and payable, the Company would have to re-classify the full amount of indebtedness under the Debenture as a Current Liability. The Company would either have to re-negotiate the terms of the Debenture or obtain financing sufficient to repay the full amount of indebtedness under the Debenture. There can be no assurance that it would be able to do either. If the Company is not able to either re-negotiate the terms of the Debenture or obtain financing to repay it in full, the Holder could seek to foreclose on the Company’s oil and gas prospects and other assets which serve as security for the Debenture.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We have 17 employees or consultants. Control deficiencies have been identified within our accounting and financial function and our financial information systems over segregation of duties and user access respectively. Specifically, certain duties are not properly segregated due to the small number of individuals employed in this area. However, management has concluded that considering the employees involved and the control procedures in place, including management and Audit Committee oversight, risks associated with such lack of segregation are not significant enough to justify the expense associated with adding employees to clearly segregate duties. Management is aware that in-house expertise to deal with complex taxation, accounting and reporting issues may not be sufficient. We utilize outside assistance and advice on new accounting pronouncements and complex accounting and reporting issues, which is common with companies of a similar size. Management is of the opinion that none of these control deficiencies has resulted in a misstatement to the financial statements. However, management believes these deficiencies are considered a material weakness resulting in a more-than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As we grow, we plan to expand the number of individuals involved in the accounting function. At the present time, the CEO, CFO, and Vice President, Compliance oversee all material transactions and related accounting records. In addition, the Audit Committee reviews on a quarterly basis the financial statements and our key risks and queries management about significant transactions.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 2, 2008 we received notice that Joan Cudd had filed a lawsuit against our United States subsidiary, Noram Resources, Inc. in the 136th Judicial District Court of Jefferson County, Texas. This is an action to resolve a dispute over right-of-way that also seeks damages and attorneys’ fees. We have filed an answer denying the allegations, have released the subject right-of-way and are vigorously defending this suit. We are unable to predict the outcome of this litigation or the range of potential loss, however, the Company believes that based upon current precedent our potential liability with respect to such proceeding is not material in the aggregate to our financial position, results of operations and cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 24, 2008, we closed a private placement financing (the “Offering”) consisting of 656,501 units (“Units”) at a price of US$1.50 (C$1.92) per Unit, each Unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. All securities issued pursuant to the Offering are subject to a hold period of four months in accordance with applicable Canadian securities laws and TSXV regulations and are restricted securities under United States securities laws.

The TSXV has conditionally approved the listing of the Common Shares and the Common Shares issuable upon exercise of the Unit Warrants, subject to receipt of certain final materials. The Company will issue a further press release at the time of issuance of the TSXV bulletin.

On October 17, 2008, the TSX Venture Exchange (“TSXV”) conditionally approved an early warrant exercise incentive program (the “Program”) designed to encourage the exercise of up to 8,701,132 common share purchase warrants (the “Warrants”) of Ausam. The Program will be open for a 30-day period, which will commence on October 20, 2008, and end on November 18, 2008 (the “Early Warrant Exercise Period”). During the Early Warrant Exercise Period, existing holders of Warrants may exercise their Warrants at a discounted price of US$1.50 per Warrant.

Each Warrant exercised in accordance with the terms of the Program will entitle the exercising holder to receive one common share in the capital of Ausam (“Common Shares”) and one-half of one Common Share purchase warrant (the “Incentive Warrants”). Each whole Incentive Warrant will have a term of five years and will entitle the holder to purchase one Common Share (i) at a price of US$1.50 for the first two years of its term; (ii) at a price of US$1.65 in the third year of its term; (iii) at a price of US$1.82 in the fourth year of its term; and (iv) at a price of US$2.00 in the fifth year of its term.

The Incentive Warrants and any Common Shares issuable on the exercise thereof will be subject to a four month hold period commencing on the date of issuance of the Incentive Warrants pursuant to Canadian Securities laws. All Common Shares issuable pursuant to exercises of the Warrants, all Incentive Warrants and all Common Shares issuable on the exercise thereof will be restricted securities under United Stated securities laws, regardless of the jurisdiction of residence of the holder. None of the Common Shares issuable pursuant to exercises of the Warrants, Incentive Warrants nor the Common Shares issuable on the exercise thereof have been registered under the Securities Act of 1933.

If all Warrants eligible to participate in the Program are exercised on or before the expiry of the Early Warrant Exercise Period, the Company expects it will:

•	receive gross proceeds of up to approximately US$13,051,698;

•	issue up to approximately 8,701,132 Common Shares; and

•	issue up to approximately 4,350,566 Incentive Warrants.

If a Warrantholder does not exercise his or her Warrants prior to the end of the Early Warrant Exercise Period, such unexercised Warrants will remain outstanding and will continue to be exercisable for Common Shares on the same terms applicable to such Warrants as they existed prior to the Program. Certain Warrants will not be eligible for the Program (the “Ineligible Warrants”), which include (i) Warrants previously issued to agents as compensation or held by employees of such agents; (ii) Warrants held by insiders of the Company (in excess of an aggregate of 483,279 Warrants held by such insiders which may participate on a pro rata basis); and (iii) Warrants issued by the Company after October 20, 2008.

The Warrants represent all of the outstanding warrants of the Company as at October 20, 2008, other than the Ineligible Warrants, and were originally issued pursuant to the following private placements:

•	3,092,682 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	1,021,666 Warrants dated February 8, 2007, having an exercise price of CDN$3.25 and expiring February 8, 2012;

•	4,461,099 Warrants dated July 3, 2007, having an exercise price of CDN$3.00 and expiring July 3, 2012; and

•	125,685 Warrants dated September 8, 2007, having an exercise price of CDN$3.25 and expiring September 8, 2012.

The terms and conditions of the Program and the method of exercising Warrants pursuant to the Program will be set forth in the Exercise Form, which has been mailed to the registered address of each Warrantholder and posted on SEDAR. The summary of the Program herein is subject in its entirety to the terms and conditions of the Exercise Form. Only Warrantholders who are “accredited investors” under applicable securities laws or who provide satisfactory evidence that they meet the requirements of another exemption from the prospectus and registration requirements of applicable securities laws may participate in the Program.

Item 3.	Defaults Upon Senior Securities.

On October 24, 2008 the Company issued 656,501 units at a price of US$1.50 (C$1.92) per unit, each unit consisting of one common share in the capital of the Company (each a “Common Share”) and one half of one Common Share purchase warrant (each a “Unit Warrant”), each whole Unit Warrant entitling the holder thereof to purchase one Common Share at a price of US$1.50 for a period of 60 months from the date of issuance, for aggregate gross proceeds of US$984,751.50. Pursuant to Section 6.23(i) of the US$25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 dated July 3, 2007 (the “Debenture”) relating to the Company’s outstanding indebtedness to The Huff Energy Fund, L.P. (the “Holder”), the Company has covenanted not to issue its Common Shares at a price below the then Current Market Price (as defined in the Debenture), or fair market value (as determined by an investment bank agreed upon as between the Company and the holder of the Debenture) if the Common Shares are not listed for trading on a recognized stock exchange. The Debenture does not directly state the appropriate method of valuing Units (as opposed to Common Shares) or the date as to which such valuation would be performed. Although the Company believes that there are arguments that it is in compliance with the Debenture, or that the Holder has approved the issuance of Units or is otherwise estopped to contend that the issuance is an event of non-compliance, the Holder could assert that the Company has breached a covenant contained in the Debenture by virtue of the October 24, 2008 issuance of Units. A breach of this covenant under the Debenture is not an event of default under the Debenture until such breach has continued for a period of 30 days. However, once a breach of this covenant under the Debenture has continued for a period of 30 days, the Holder of the Debenture may, by notice in writing to the Company, declare the entire principal amount and interest then outstanding under the Debenture and all other monies outstanding thereunder to be due and payable and the same shall forthwith become immediately due and payable to the Holder. The Company is currently negotiating with the Holder to obtain a written waiver of any purported breach of a covenant contained in the Debenture which may have occurred as a result of such issuance, but there is no assurance that the Company will be able to obtain such written waiver.

In the event that the Debenture becomes immediately due and payable, the Company would have to re-classify the full amount of indebtedness under the Debenture as a Current Liability. The Company would either have to re-negotiate the terms of the Debenture or obtain financing sufficient to repay the full amount of indebtedness under the Debenture. There can be no assurance that it would be able to do either. If the Company is not able to either re-negotiate the terms of the Debenture or obtain financing to repay it in full, the Holder could seek to foreclose on the Company’s oil and gas prospects and other assets which serve as security for the Debenture.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual and special meeting of our shareholders held on October 23, 2008, the shareholders of the Company approved the change of name of the Company from Ausam Energy Corporation to Noram Resources, Inc., the continuance of the Company from the province of Alberta to the State of Delaware, the extension of the current stock option plan of the Company, the appointment of KPMG LLP as auditors, and the re-election of all currently serving directors. The change of name and continuance will become effective upon the making of certain filings with and the receipt of approvals from Alberta Registries, the TSX Venture Exchange and the Secretary of State of Delaware.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibits
3.1*	Articles of Incorporation of Ausam Energy Corporation

3.2*	Bylaws of Ausam Energy Corporation

4.1*	Subscription Agreement dated as of July 3, 2007 among Ausam Energy Corporation, Noram Resources, Inc. and The Huff Energy Fund L.P.

4.2*	Form of Warrant Certificate dated July 3, 2007 for warrants issued to The Huff Energy Fund, L.P.

4.3*	Form of Debenture for $25,000,000 9% Senior Secured Convertible Debenture due July 3, 2012 issued by Ausam Energy Corporation and Noram Resources, Inc.

4.4*	Form of Warrant Certificate dated as of February 9, 2007 for warrants issued in connection with issuance of First Preferred Shares, Series 2

4.5*	Form of Warrant Certificate dated as of February 9, 2007 for warrants issued in connection with issuance of Common Shares on February 9, 2007

4.6*	Form of Warrant Certificate dated as of September 7, 2007 for warrants issued in connection with issuance of Common Shares on September 7, 2007

4.7*	Specimen Common Shares certificate

10.1*	Ausam Energy Corporation Option Plan

10.2*	Employment Agreement with Mark G. Avery

10.3*	Employment Agreement with Alastair J. Robertson

10.4*	Employment Agreement with Richard G. Lummis

10.5*	Employment Agreement with Curtis E. Weddle III

10.6*	Employment Agreement with Todd A. Regalado

10.7*	Employment Agreement with Arnold Milton

10.8*	Employment Agreement with Frank Lytle

10.9*	Asset Purchase Agreement dated September 21, 2006 between SKH Management L.P., SKH Management II L.P., SKH Management III LLC, SKH Energy Fund L.P. and Antares Exploration Fund, L.P. and Ausam Energy Corporation

Schedule A	Lands and Petroleum and Natural Gas Rights

Schedule B	Form of Conveyance

Schedule C	Value Allocation

Schedule D	Disclosure Schedule

Schedule E	Interim Report

Schedule F	Form of Participation Agreement

Schedule G	Tax Partnership Provisions and Form of Joint Operating Agreement

Schedule H	Certificate of Accredited Investor Status

10.10*	Registration Rights Agreement with The Huff Energy Fund L.P.

10.11*	Employment Agreement with Ralph D. Davis

10.12*	Farmin Agreement between Ausam Resources Pty Ltd, Mosaic Oil NL, and Santos (BOL) Pty Ltd

10.13*	Participation and Right of First Offer Agreement dated January 25, 2008 among Ausam Energy Corporation, SKH Management L.P., SKH Management II, L.P., SKH Management III LLC, SKH Energy Fund L.P., and Antares Exploration Fund L.P.

10.14*	Purchase and Sale Agreement by and among T R Energy, Inc. as Seller and Noram Resources, Inc. as Buyer dated Effective August 1, 2008 [SPECIFIC TERMS IN THIS AGREEMENT HAVE BEEN REDACTED BECAUSE CONFIDENTIAL TREATMENT FOR THOSE TERMS HAS BEEN REQUESTED. THE REDACTED MATERIAL HAS BEEN SEPARATELY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE TERMS HAVE BEEN MARKED AT THE APPROPRIATE PLACE WITH THREE ASTERISKS (* * *)].

10.15	Exercise Form for Early Warrant Exercise Incentive Program.

31.1	Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350 **

*	Incorporated by Reference to the Exhibit of the same number filed as an exhibit to the Registration Statement of Ausam Energy Corporation on Form S-1 declared effective on May 14, 2008 by the United States Securities and Exchange Commission (File No. 333-146853) and in Company’s 10Q, as amended, for the quarter ended June 30, 2008.
**	These certifications are to be treated as “accompanying” this report and not “filed” as part of such report. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent of the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSAM ENERGY CORPORATION

Date: November 14, 2008	/s/ Mark G. Avery
Mark G. Avery
President and Chief Executive Officer

/s/ Ralph D. Davis
Ralph D. Davis
Chief Financial Officer